Form 10-Q
period 2003-03-31
EAST PENN FINANCIAL CORP
filed 2003-05-30
CIK 1220483

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

                        Commission File No.: 333-103673
                                             ----------

                         EAST PENN FINANCIAL CORPORATION
              -----------------------------------------------------
              (Exact Name of Registrant as Specified in it Charter)

         Pennsylvania                                  65-1172823
 -------------------------------             ----------------------------
 (State or Other Jurisdiction of             (IRS Employer Identification
  Incorporation or Organization)                        Number)

                 731 Chestnut Street, Emmaus, Pennsylvania 18049
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                   Registrant's Telephone Number: 610-965-5959
                                                  ------------

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicated by check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding of 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.            YES  X       NO
                            ----        ----

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).   YES        NO   X
                                                 ------     ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3 shares of common stock, par value $0.625 per share, outstanding as of May 23, 2003.

                         EAST PENN FINANCIAL CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX
                                                                          Page

EXPLANATORY NOTE                                                            3

SIGNATURES                                                                  4

CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350 AS ADDED BY
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002                               5

CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350 AS ADDED BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002                               6

EXHIBIT INDEX                                                               7

EXPLANATORY NOTE:

     East Penn Financial Corporation (the "Registrant") is a Pennsylvania business corporation that was incorporated for the sole purpose of becoming the holding company of East Penn Bank upon the consummation of the reorganization between East Penn Financial Corporation, East Penn Bank and East Penn Interim Bank pursuant to a Plan of Reorganization and Plan of Merger. A copy of the Plan of Reorganization and Plan of Merger was attached as Annex A to the Registrant's Form S-4 (Registration Statement No. 333-103673) as effective with the Securities and Exchange Commission on April 18, 2003. At the Annual Meeting of Shareholders of East Penn Bank on May 22, 2003, the shareholders of East Penn Bank approved and adopted the Plan of Reorganization and Plan of Merger by 79.4% of the outstanding shares. As of this date, the Registrant has not commenced operations. The reorganization is expected to be effective on July 1, 2003. Attached to this Form 10-Q, as Exhibit 99.1, is East Penn Bank's Form 10-Q for the quarter ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    EAST PENN FINANCIAL CORPORATION
                                       (Registrant)



                                    By: /s/ Brent L. Peters
                                      ------------------------------------------
                                    Brent L. Peters
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                                    Date: May 29, 2003





                                    By: /s/ Theresa M. Wasko
                                    --------------------------------------------
                                    Theresa M. Wasko
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                    Date: May 29, 2003

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADDED BY
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brent L. Peters, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of East Penn Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date.


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:May 29, 2003                   By: /s/ BRENT L. PETERS
     --------------                 -----------------------------------------
                                    BRENT L. PETERS
                                    President and Chief Executive Officer

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADDED BY
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Theresa M. Wasko, Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of East Penn Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         d) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date.


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:May 29, 2003                   By:/s/ THERESA M. WASKO
     --------------                 --------------------------------------------
                                    THERESA M. WASKO
                                    Vice President and Chief Financial Officer

                                  Exhibit Index

2.1 Plan of Reorganization, dated February 27, 2003, between East Penn Bank, East Penn Financial Corporation and East Penn Interim Bank is incorporated by reference to Annex A to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

2.2 Plan of Merger, dated February 27, 2003, between East Penn Bank and East Penn Interim Bank is incorporated by reference to Annex A to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

3(i)(a) Registrant's Articles of Incorporation are incorporated by reference to Annex B to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

3(ii) Registrant's Bylaws are incorporated by reference to Annex C to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

10.1 East Pen Bank's 1999 Stock Incentive Plan for the benefit of officers and key employees is incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

10.2 East Penn Bank's 1999 Independent Directors Stock Option Plan for the benefit of non-employee directors is incorporated by reference to Exhibit
     10.2 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

10.3 Executive Employment Agreement between East Penn Bank and Brent L. Peters, dated April 12, 2001, is incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

10.4 Supplemental Executive Retirement Plan between East Penn Bank and Brent L. Peters, dated May 31, 2001, is incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

11 Statement re: Computation of per share earnings of East Penn Financial Corporation is not applicable; however, the statement re:computation of per share earnings of East Penn Bank is incorporated by reference to Note 3 of
     Exhibit 99.1 of this Form 10-Q.

99.1 East Penn Bank's Form 10-Q for the quarter ended March 31, 2003.

99.2 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM
                              WASHINGTON, DC 20551

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                                 EAST PENN BANK
--------------------------------------------------------------------------------
              (Exact Name of Registrant as Specified in it Charter)


         Pennsylvania                                  23-2609998
 -------------------------------             ----------------------------
 (State or Other Jurisdiction of             (IRS Employer Identification
 Incorporation or Organization)                          Number)


                 731 Chestnut Street, Emmaus, Pennsylvania 18049
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                   Registrant's Telephone Number: 610-965-5959
                                                  ------------

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES   X           NO
             -----            ------


     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         YES                        NO   X
             -----                     -----



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


6,602,652 shares of common stock, par value $0.625 per share, outstanding as of April 30, 2003.



                                 EAST PENN BANK
                                      INDEX
                          QUARTERLY REPORT ON FORM 10-Q

                                                                                                    Page
Part  I.  FINANCIAL INFORMATION

          Item   1.     Financial Statements

                        Consolidated Balance Sheets                                                  10
                           March 31, 2003 (Unaudited) and December 31, 2002

                        Consolidated Statements of Income (Unaudited)                                11
                           Three months ended March 31, 2003
                            and March 31, 2002

                        Consolidated Statements of Stockholders' Equity (Unaudited)                  12
                           Three months ended March 31, 2003
                           and March 31, 2002

                        Consolidated Statements of Cash Flows (Unaudited)                            13
                           Three months ended March 31, 2003
                           and March 31, 2002

                        Notes to Interim Consolidated Financial Statements (Unaudited)               14

          Item   2.     Management's Discussion and Analysis of Financial Condition                  17
                        and Results of Operations

          Item   3.     Quantitative and  Qualitative Disclosures About Market Risk                  23

          Item   4.     Controls and Procedures                                                      24

Part II.  OTHER INFORMATION

          Item   1.     Legal Proceedings                                                            24

          Item   2.     Changes in Securities and Use of Proceeds                                    24

          Item   3.     Defaults Upon Senior Securities                                              24

          Item   4.     Submission of Matters to a Vote of Security Holders                          24

          Item   5.     Other Information                                                            24

          Item   6.     Exhibits and Reports on Form 8-K                                             25

SIGNATURES                                                                                           27

CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350 AS ADDED BY
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002                                                        28

CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350 AS ADDED BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002                                                        29

EXHIBIT INDEX                                                                                        30


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 EAST PENN BANK
                           CONSOLIDATED BALANCE SHEETS


                                                         March 31,  December 31,
(In thousands)                                             2003          2002
                                                        (Unaudited)   (Audited)
                                                        -----------   ----------
ASSETS
  Cash and due from banks                                $   9,402    $   7,034
  Interest bearing deposits                                    137          495
  Federal funds sold                                        11,840        8,076
                                                         ---------    ---------
    Cash and cash equivalents                               21,379       15,605
  Interest bearing time deposits                               200          200
  Securities available for sale                             64,684       62,421
  Securities held to maturity                                1,808        1,808
                                                         ---------    ---------
    Total securities                                        66,492       64,229
  Mortgages held for sale                                    4,406        3,363
  Loans, net of unearned income                            178,871      176,987
  Less: allowance for loan losses                           (2,270)      (2,167)
                                                         ---------    ---------
    Total net loans                                        176,601      174,820

  Bank premises and equipment, net                           6,159        6,033
  Other real estate owned                                      279          359
  Bank owned life insurance                                  5,228        5,163
  Accrued interest receivable and other assets               2,458        2,305
                                                         ---------    ---------

    Total assets                                         $ 283,202    $ 272,077
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits:
     Noninterest bearing                                 $  34,639    $  32,607
     Interest bearing                                      221,845      211,033
                                                         ---------    ---------
     Total deposits                                        256,484      243,640
  Federal funds purchased and securities
   sold under agreements to repurchase                       5,248        7,829
  Accrued interest payable and other liabilities               992          944
                                                         ---------    ---------

         Total liabilities                                 262,724      252,413

STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.625 per share;
     authorized 16,000,000 shares; none issued                  --           --
  Common stock, par value $0.625 per share
     authorized 40,000,000 shares; issued shares
     7,746,758; outstanding shares 6,602,552                 4,842        4,842
  Surplus                                                   12,402       12,402
  Retained earnings                                          6,085        5,497
  Accumulated other comprehensive income                     1,075          849
  Less: Treasury stock - at cost, 1,144,206 shares          (3,926)      (3,926)
                                                         ---------    ---------
         Total stockholders' equity                         20,478       19,664
                                                         ---------    ---------

         Total liabilities and
            stockholders' equity                         $ 283,202    $ 272,077
                                                         =========    =========


See Notes to Consolidated Financial Statements

                                 EAST PENN BANK
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
(In thousands, except per share data)                  2003          2002
                                                    -----------   ----------

Interest income
  Interest and fee income on loans                     $2,851       $2,764
  Securities:
     Taxable                                              554          552
     Tax-exempt                                           136          148
  Other                                                    30           44
                                                    -----------   ----------
         Total interest income                          3,571        3,508

Interest expense
  Deposits                                              1,173        1,434
  Securities sold under agreements to repurchase            9           30
                                                    -----------   ----------
         Total interest expense                         1,182        1,464
                                                    -----------   ----------

         Net interest income                            2,389        2,044

  Provision for loan losses                               114           87
                                                    -----------   ----------

         Net interest income after
           provision for loan losses                    2,275        1,957

Other income
  Customer service fees                                   213          176
  Mortgage banking activities                              98           66
  Income from bank owned life insurance                    66           70
  Other income                                             74           65
                                                    -----------   ----------
         Total other income                               451          377

Other expense
  Salaries and wages                                      819          734
  Employee benefits                                       271          236
  Occupancy                                               167          141
  Equipment                                               163          169
  Other operating expenses                                530          474
                                                    -----------   ----------
         Total other expense                            1,950        1,754
                                                    -----------   ----------

         Income before income taxes                       776          580

  Federal income taxes                                    188          118
                                                    -----------   ----------

         Net income                                    $  588       $  462
                                                    ===========   ==========


Basic earnings per share                               $ 0.09       $ 0.07

Diluted earnings per share                             $ 0.09       $ 0.07

Cash dividends per common share                        $ 0.00       $ 0.00


  See Notes to Consolidated Financial Statements




                                 EAST PENN BANK
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           For the Three Months Ended
                        March 31, 2003 and March 31, 2002
                                   (Unaudited)


                                                              Accumulated
                                                                 Other
                                        Common     Retained   Comprehensive Income       Treasury
(In thousands)                          Stock       Surplus     Earnings    (Loss)         Stock       Total
-------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001              $ 4,842     $12,402     $ 3,490     ($  233)     ($3,926)     $16,575
 Comprehensive income:
 Net income                                  --          --         462          --           --          462
 Changes in net unrealized gains
   (losses) on securities available
   for sale                                  --          --          --         252           --
                                                                                                          252
                                                                                                      -------
     Total comprehensive income                                                                           714
                                        ---------------------------------------------------------------------

Balance, March 31, 2002                 $ 4,842     $12,402     $ 3,952     $    19      ($3,926)     $17,289
                                        =====================================================================

 Balance, December 31, 2002             $ 4,842     $12,402     $ 5,497     $   849      ($3,926)     $19,664
 Comprehensive income:
 Net income                                  --          --         588          --           --          588
 Changes in net unrealized gains
   (losses) on securities available
   for sale                                  --          --          --         226           --
                                                                                                          226
                                                                                                      -------

     Total comprehensive income                                                                           814
                                        ---------------------------------------------------------------------

Balance, March 31, 2003                 $ 4,842     $12,402     $ 6,085     $ 1,075      ($3,926)     $20,478
                                        =====================================================================



                                 EAST PENN BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                 Three Months Ended March 31,
(In thousands)                                                     2003                 2002
                                                                 --------            --------
CASH FLOWS from OPERATING ACTIVITIES
  Net income                                                     $    588            $    462
Adjustments to reconcile net income to net cash
    provided by  (used in) operating activities:
  Provision for loan losses                                           144                  87
  Provision for depreciation and amortization                         129                  60
  Net amortization of securities premiums and discounts                73                  --
  Proceeds from sale of mortgage loans                             11,774               5,602
  Net gain on sale of loans                                          (174)                (86)
  Loans originated for sale                                       (12,643)             (3,775)
  Earnings on investment in life insurance                            (65)                (70)
  (Increase) in accrued interest receivable
     and other assets                                                (270)               (128)
  Increase (decrease) in accrued interest payable
     and other liabilities                                             48                 (70)
                                                                 --------            --------

         Net cash provided by (used by) operating activities         (426)              2,082
                                                                 --------            --------

CASH FLOWS from INVESTING ACTIVITIES
  (Increase) in interest bearing time deposits                         --                (400)
  Purchases of available for sale securities                       (8,054)            (15,130)
  Proceeds from maturities of and principal repayments
     on available for sale securities                               6,061               2,870
  Proceeds from maturities of and principal repayments
     on held to maturity securities                                    --                  23
  Proceeds from the sale of other real estate owned                    80                  --
  Net increase in loans                                            (1,895)             (9,162)
  Purchases of bank premises and equipment                           (255)               (235)
                                                                 --------            --------

         Net cash used in investing activities                     (4,063)            (22,034)
                                                                 --------            --------

CASH FLOWS from FINANCING ACTIVITIES
  Net increase in deposits                                         12,844              15,400
  Net increase (decrease) in federal funds purchased and
     securities sold under agreements  to repurchase               (2,581)                832
                                                                 --------            --------


         Net cash provided by financing activities                 10,263              16,232
                                                                 --------            --------

         Increase (decrease) in cash and cash equivalents           5,774              (3,720)

  Cash and cash equivalents:
    Beginning of period                                            15,605              14,954
                                                                 --------            --------

    End of period                                                $ 21,379            $ 11,234
                                                                 ========            ========

SUPPLEMENTAL DISCLOSURES of CASH FLOW INFORMATION
  Cash payments for:
    Interest                                                     $  1,254            $  1,678
                                                                 ========            ========

    Federal income taxes                                         $    200            $     80
                                                                 ========            ========

SUPPLEMENTAL SCHEDULE of NONCASH INVESTING AND
     FINANCIAL ACTIVITIES
  Other real estate acquired in settlement of foreclosure              --            $     81
                                                                 ========            ========

 See Notes to Consolidated Financial Statements

                                 EAST PENN BANK
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 30, 2003
                                   (Unaudited)

1.   Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The consolidated financial statements include the accounts of East Penn Bank (the "bank") and its wholly owned subsidiary, East Penn Mortgage Company, with all significant intercompany accounts and transactions eliminated.

          Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the bank's Annual Report on Form 10-K for the year ended December 31, 2002.

2.   Formation of Bank Holding Company

          In November 2002, the Board of Directors of the bank approved the formation of a bank holding company to be named East Penn Financial Corporation. The formation of the holding company is subject to regulatory and stockholder approval and is expected to become effective during the second or third quarter of 2003. Once the holding company is formed, the bank will merge and reorganize as a wholly owned subsidiary of the bank holding company.

3.   Earnings per Share

          The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three Months Ended
                                                       -------------------------
                                                          March 31,    March 31,
                                                             2003        2002
                                                       ------------   ----------

Net income applicable to common stock                    $  588,000   $  462,000
                                                       ============   ==========

Weighted-average common shares outstanding                6,602,552    6,602,552
Effect of dilutive securities, stock options                  1,594          484
                                                       ------------   ----------

Weighted-average common shares outstanding
     used to calculate diluted earnings per share         6,604,146    6,603,036
                                                       ============   ==========

Basic earnings per share                                 $     0.09   $     0.07
                                                       ============   ==========

Diluted earnings per share                               $     0.09   $     0.07
                                                       ============   ==========

4.   Comprehensive Income

          The components of other comprehensive income and related tax effects for the three months ended March 31, 2003 and 2002 are as follows:


                                                    Three Months Ended March 31,
         (In thousands)                                  2003        2002
                                                       ---------   ----------

Unrealized holding gains on
     available for sale securities                        $ 343        $ 381
Less reclassification adjustments for
     gains (losses) included in net income                   --           --
                                                          -----        -----
Net unrealized gains                                        343          381
Tax effect                                                 (117)        (129)
                                                          -----        -----

         Net of tax amount                                $ 226        $ 252
                                                          =====        =====

5.   Stock Option Plan

          The bank has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation costs have been recognized for options granted in 2003 and 2002. Had compensation costs for stock options granted been determined based on the fair value at the grant dates for awards under the plan consistent with the provisions of SFAS No. 123, the bank's net income and earnings per share for the quarters ended March 31, 2003 and 2002, would have been reduced to the pro forma amounts indicated below:


                                                                 Three Months Ended March 31,
                                                                   2003                2002
                                                                 ---------          ----------
                                                         (In Thousands, except Per Share Amounts)

Net income as reported                                           $     588           $     462
Total stock-based compensation cost, net of tax,
         that would have been included in the
         determination of net income if the fair
         value based method had been applied
         to all awards                                                  --                  --
                                                                 ---------           ---------

Pro forma net income                                             $     588           $     462
                                                                 =========           =========

Basic earnings per share:
         As reported                                             $    0.09           $    0.07
         Pro forma                                               $    0.09           $    0.07

Diluted earnings per share:
         As reported                                             $    0.09           $    0.07
         Pro forma                                               $    0.09           $    0.07


6.   New Accounting Standards

          In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies." In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or equity security of the guaranteed party, which would include standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a significant impact on the bank's financial condition or results of operations.

          Outstanding letters of credit written are conditional commitments issued by the bank to guarantee the performance of a customer to a third party. The bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The bank had $649,000 of standby letters of credit as of March 31, 2003. The bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

          The majority of these standby letters of credit expire within the next nine months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

          In April 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities". This statement clarifies the definition of a derivative and incorporates certain decisions made by the board as part of the Derivatives Implementation Group process. This State-ment is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003, and should be applied prospectively. The provisions of the statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates. Adoption of this standard is not expected to have a significant impact on the bank's financial condition or results of operations.

7.   Reclassifications

          Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation format. Such reclassifications had no impact on the bank's net income.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the significant changes in the consolidated results of operations, capital resources and liquidity presented in the accompanying unaudited consolidated financial statements for East Penn Bank and its wholly owned subsidiary, East Penn Mortgage Company. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes as well as with the bank's December 31, 2002 Annual Report on Form 10-K. Current performance does not guarantee and may not be indicative of similar performance in the future.

     In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements. The forward-looking statements contained in this report are subject to certain risks, assumptions and uncertainties. Because of the possibility of change in the underlying assumptions, actual results could differ materially from those projected in the forward-looking statements. Additional factors that might cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to:

-    operating, legal and regulatory risks,

- economic, political and competitive forces affecting the bank's services, and

- the risk that management's analyses of these risks could be incorrect and/or that the strategies developed to address them could be unsuccessful.

     The bank's forward-looking statements are relevant only as of the date on which the statements are made. By making forward-looking statements, the bank assumes no duty to update them to reflect new, changing or unanticipated events or circumstances. Readers should carefully review the risk factors described in other periodic reports and public documents that the bank files from time to time with the Board of Governors of the Federal Reserve System.

CRITICAL ACCOUNTING POLICIES

     Disclosure of the bank's significant accounting policies is included in
Note 2 to the consolidated financial statements of the bank's Annual Report on Form 10-K/A for the year ended December 31, 2002. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained on pages 11 and 13 of this report for the provision and allowance for loan losses.

OVERVIEW

     Net income for the three months ended March 31, 2003 and 2002 was $588,000 and $462,000, respectively. This increase of $126,000, or 27.3%, is due in part to an increase of 16.9% in net interest income and a 19.6% increase in the bank's non-interest income, primarily due to an increase in customer service fees and fees from mortgage banking activities. On a basic and diluted per share basis, net income for the three months ended March 31, 2003 was $0.09, respectively, as compared with $0.07 for the three months ended March 31, 2002. Net income as a percentage of average assets on an annualized basis, also known as return on average assets, increased by 10.3%, to .86% for the first three months of 2003 from .78% for the first three months of 2002 as a result of the increase in net income. Net income as a percentage of total average stockholders' equity on an annualized basis, also known as return on average equity, was 11.82% and 11.17% for the first three months of 2003 and 2002, respectively.

     During the first three months of 2003, the bank's assets grew $11,125,000, or 4.1%, to $283,202,000 as of March 31, 2003 from $272,077,000 as of December
31, 2002. This is primarily attributable to growth in cash and cash equivalents of $5,774,000, or 37.0%, loan growth, which increased $1,884,000, or 1.1%, and investment security growth of $2,263,000, or 3.6%, during the first three months of 2003.

     The bank's asset growth was funded primarily by deposit growth. Total deposits increased by $12,844,000, or 5.3%, during the first three months of

2003 to $256,484,000 as of March 31, 2003 from $243,640,000 as of December 31,
2002. This compares to an increase of $15,400,000, or 7.5%, to $222,036,000 during the same period in 2002.

RESULTS OF OPERATIONS

Net Interest Income

     For the three months ended March 31, 2003, total interest income increased by $63,000, or 1.8%, to $3,571,000 as compared with $3,508,000 for the three months ended March 30, 2002. This increase is primarily the result of the increase in average interest-earning assets, which increased $31,396,000, or 14.1%, to $254,142,000 as of March 31, 2003 from $222,746,000 as of March 31,
2002. The increase in average interest-earning assets is attributable to average loan growth of 14.6% and average securities growth of 8.4% for the three months ended March 31, 2003 as compared with the same period in 2002. While the yield on the average interest-earning assets decreased to 5.70% for the three months ended March 31, 2003 from 6.39% for the same period in 2002 as a result of declining interest rates, the overall growth in average interest-earning assets helped to minimize the yield compression impact on total interest income.

     Total interest expense decreased by $282,000, or 19.3%, to $1,182,000 for the three months ended March 31, 2003 from $1,464,000 for the three months ended March 31, 2002. This decrease is generally attributable to the decline in interest rates even though average interest bearing liabilities increased $24,857,000, or 12.6%, to $221,517,000 for the first three months of 2003 from
$196,660,000 for the first three months of 2002. Cost of funds decreased to 2.16% for the first three months of 2003, as compared to 3.02% for the same period in 2002.

     Net interest income increased by $345,000, or 16.9%, to $2,389,000 for the three months ended March 31, 2003 from $2,044,000 for the three months ended March 31, 2002. The bank's net interest rate spread increased to 3.53% for the first three months of 2003 from 3.37% for the first three months in 2002. The net interest margin increased to 3.81% from 3.72% for the three month periods ending March 31, 2003 and 2002, respectively. During 2003, the bank was able to improve its net interest rate spread and net interest margin by managing the growth and pricing of its interest sensitive assets and liabilities. This process resulted in the bank's cost of funds for interest bearing liabilities to decline at a quicker pace than the yields derived from interest earning assets.

Provision for Loan Losses

     For the three months ended March 31, 2003, the provision for loan losses was $114,000, an increase of $27,000, or 31.0%, as compared with $87,000 for the three months ended March 31, 2002. The increase in the provision was to ensure that the loan loss provision remained in line with loan growth, in general, and the inherent higher level of credit risk associated with commercial borrowings, which increased 15.8% to $113,122,000 at March 31, 2003 from $97,709,000 at
March 31, 2002.

     The allowance for loans losses represented 1.27% of gross loans at March 31, 2003 as compared with 1.22% as of December 31, 2002 and 1.18% as of March 31, 2002. Management regularly assesses the adequacy of the loan loss reserve in relation to credit exposure associated with individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is reasonable and adequate for the periods presented.

Other Income

     Other income for the three months ended March 31, 2003 increased by $74,000, or 19.6%, to $451,000 from $377,000 for the three months ended March 31, 2002. This increase is due to a $37,000 increase in customer service fees, an increase of $9,000 in other income, and a $32,000 increase in mortgage banking fees associated with the increased volume of mortgages originated by the bank and sold in the secondary market, offset by a decrease of $4,000 in income from bank owned life insurance.

Other Expenses

     For the three months ended March 31, 2003, other expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of the bank, increased $196,000, or 11.2%, to $1,950,000 from $1,754,000 for the three months ended March 31, 2002. The impact of the increase was minimized as a result of management's ongoing efforts to control other expenses as the bank continues to grow.

     Salary expenses and related employee benefits, which make up the largest component of other expenses, were $1,090,000 for the three months ended March 31, 2003, an increase of $120,000, or 12.4%, as compared with $970,000 for the three months ended March 31, 2002. The increase is attributable to staff additions, normal salary increases and increased medical benefit costs.

     Occupancy expenses for the first three months of 2003 increased $26,000, or 18.4%, to $167,000 from $141,000 for the first three months of 2002. The increase is associated with snow removal costs and other normal expense increases.

     Equipment expenses decreased $6,000, or 3.6%, to $163,000 for the first three months of 2003 from $169,000 for the first three months of 2002. This decrease is due to the buyout of equipment leases at the time of their respective renewals and the bank's continued efforts to reduce expenses.

     Other operating expenses increased $56,000, or 11.8%, to $530,000 for the three months ended March 31, 2003 from $474,000 for the three months ended March 31, 2002 as a result of the bank's growth.

Income Taxes

     For the three months ended March 31, 2003, the tax provision was $188,000 (effective tax rate of 24.2%) as compared with $118,000 (effective tax rate of 20.3%) for the three months ended March 31, 2002. This increase of $70,000, or 59.3%, and the increase in the effective tax rate, were the result of achieving a higher level of pre-tax net income with a level amount of tax-exempt income.

Net Income

     Net income for the three months ended March 31, 2003 was $588,000, an increase of $126,000, or 27.3%, as compared with $462,000 for the three months ended March 31, 2002. This increase in net income is the result of increases of $345,000 in net interest income and $74,000 in other income, which offset the increases of $27,000 in the provision for loan losses, $196,000 in other expenses and $70,000 in taxes. Basic and diluted earnings per share for the three months ended March 31, 2003 was $0.09 as compared with $0.07 for the three months ended March 31, 2002. The increase in net income was attributable to declining rates, where the expense associated with interest sensitive liabilities had decreased at a faster pace than the income derived from interest sensitive assets, and an increase in other income, primarily derived from increased customer service fees.

FINANCIAL CONDITION

Securities

     The bank's securities portfolio is comprised of securities, which not only provide interest income, including tax-exempt income, but also provide a source of liquidity, diversify the earning assets portfolio, allow for the management of risk and tax liability, and provide collateral for repurchase agreements and public fund deposits. Policies are in place to address various aspects of managing the portfolio, including but not limited to, concentrations, liquidity, credit quality, interest rate sensitivity and regulatory guidelines. Adherence to these policies is monitored by the bank's Asset/Liability Committee on a monthly basis.

     Although the bank generally intends to hold its securities portfolio to maturity, a significant portion of the securities portfolio is classified as available for sale, with new purchases generally categorized as available for sale. Securities in the available for sale category are accounted for at fair value with unrealized appreciation or depreciation, net of tax, reported as a separate component of stockholders' equity. Securities in the held to maturity category are accounted for at amortized cost. The bank invests in securities for the yield they produce and not to profit from trading. The bank holds no trading securities in its portfolio.

     The securities portfolio at March 31, 2003 amounted to $66,492,000, compared to $64,229,000 at December 31, 2002, an increase of $2,263,000, or 3.5%. The growth was attributable to the bank's increased liquidity. Securities available for sale increased to $64,684,000 at March 31, 2003 from $62,421,000 at December 31, 2002, while securities held to maturity was $1,808,000 at March 31, 2003 and December 31, 2002, respectively.

     The carrying value of the available for sale portion of the portfolio at March 31, 2003 includes an unrealized gain of $1,629,000 (reflected as accumulated other comprehensive income of $1,075,000 in stockholders' equity, net of deferred income tax liability of $554,000). This compares with an unrealized gain at December 31, 2002 of $1,286,000 (reflected as accumulated other comprehensive income of $849,000 in stockholders' equity, net of deferred income tax liability of $437,000).

Loans

     The loan portfolio comprises the major component of the bank's earning assets. Gross loans receivable, net of unearned fees and origination costs, increased by $1,884,000, or 1.1%, to $178,871,000 at March 31, 2003 from
$176,987,000 at December 31, 2002. Loans represented 69.7% of total deposits at March 31, 2003 as compared to 72.6% at December 31, 2002.

Credit Risk and Loan Quality

     The bank continues to be prudent in its efforts to minimize credit risk. The bank's written lending policy requires underwriting, loan documentation and credit analysis standards to be met prior to the approval and funding of any loan. In accordance with that policy, the internal loan review process monitors the loan portfolio on an ongoing basis. The Credit Administration area then prepares an analysis of the allowance for loan losses on a quarterly basis, which is then submitted to the board of directors for its assessment as to the adequacy of the allowance. The allowance for loan losses is an accumulation of expenses that has been charged against past and present earnings in anticipation of potential losses in the loan portfolio.

     The allowance for loan losses at March 31, 2003 and December 31, 2002 was $2,270,000 and $2,167,000, respectively, as compared to $1,929,000 at March 31,
2002. The increase in the allowance was attributable, in part, to the growth of the loan portfolio and the shift in the loan mix, where there was growth in commercial borrowings, which generally carry a higher level of credit risk. At March 31, 2003, the allowance for loan losses represented 1.27% of the gross loan portfolio, as compared with 1.22% at December 31, 2002. This compares to 1.18% at March 31, 2002. At March 31, 2003, management believes the allowance for loan loss reserve to be reasonable and adequate to meet potential losses.

     Table 1 - "Analysis of Allowance for Loan Loss" - details the activity, which occurred in the allowance over the first three months of 2003 and 2002, respectively.

         Table 1 - Analysis of Allowance for Loan Loss (1)
--------------------------------------------------------------------------------
           (in thousands)
                                                2003             2002
Balance, beginning of year                    $ 2,167         $ 1,843
Provision charged to operating  expense           114              87

Charge-offs:
  Commercial                                        0               0
  Real estate                                       0               0

  Consumer                                        (12)             (3)
                                              -------         -------

  Total charge-offs                               (12)             (3)


Recoveries:
  Commercial                                        0               0
  Consumer                                          1               2
                                              -------         -------

  Total recoveries                                  1               2

Net recoveries (charge-offs)                      (11)             (1)
                                              -------         -------
                                                2,270           1,929
                                              =======         =======

Net (charge-offs) recoveries to average net     (0.01)%         (0.00)%
         loans


(1)  Bank's loan portfolio is entirely domestic
--------------------------------------------------------------------------------

     The bank's lending policy is executed through the assignment of tiered loan limit authorities to individual officers of the bank, the officer's loan committee, the board loan committee and the board of directors. Although the bank maintains sound credit policies, certain loans may deteriorate for a variety of reasons. The bank's policy is to place all loans on a non-accrual status upon becoming 90 days delinquent in their payments, unless there is a documented, reasonable expectation of the collection of the delinquent amount. Loans are reviewed monthly as to their status, and on a quarterly basis, a Watch List of potentially troubled loans is prepared and presented to the board of directors. Management is not aware of any material potential loan problems that have not been disclosed in this report.

     Table 2 - "Asset Quality Ratios" - summarizes pertinent asset quality ratios at March 31, 2003 and December 31, 2002.

        Table 2 -Asset Quality Ratios
--------------------------------------------------------------------------------
                                                     3/31/03          12/31/02
                                                     ---------       -----------

        Non-accrual loans/Total loans                  0.37%            0.39%
        Non-performing assets (1) /Total loans         0.54%            0.71%
        Net (charge-offs) recoveries/Average loans     0.01%            0.03%
        Allowance/Total loans                          1.27%            1.22%
        Allowance/Non-accrual  loans                 340.84%          314.51%
        Allowance/Non-performing assets (1)          240.21%          172.53%

           (1) - Includes non-accrual loans.
--------------------------------------------------------------------------------

     At March 31, 2003, the bank had other real estate owned as acquired through foreclosure, in the amount of $279,000, which decreased $80,000, from $359,000 at December 31, 2002 as a result of the sale of one residential property loan. The bank expects to dispose of the remaining properties with minimal or no loss.

     Loan concentrations are considered to exist when the total amount of loans to any one or a multiple number of borrowers engaged in similar activities or having similar characteristics exceeds 10% of loans outstanding in any one category. At March 31, 2003, residential real estate loans amounted to $30,457,000, or 17.0% of total loans, and commercial real estate loans amounted to $51,392,000, or 28.7% of total loans. Although these loans were not made to any one specific borrower or industry, the quality of these loans is affected by the region's economy and the real estate market. The majority of the bank's lending is made within its primary market area, which includes Emmaus and the East Penn community in Lehigh County, Pennsylvania.

Bank Owned Life Insurance

     The bank has bank owned life insurance ("BOLI") for a chosen group of employees, namely its officers, where the bank is the owner and beneficiary of the policies. The bank's deposits funded the BOLI and the earnings from the BOLI are recognized as other income. The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance, and its tax advantage to the bank. This profitability is used to offset a portion of current and future employee benefit costs and a Nonqualified Supplemental Executive Retirement Plan for its chief executive officer.

     The bank had $5,228,000 and $5,163,000 in BOLI as of March 31, 2003 and December 31, 2002, respectively. Although the BOLI is an asset that may be liquidated, it is the bank's intention to hold this pool of insurance because it provides tax-exempt income that enhances the bank's capital position.

Deposits

     Deposits are the major source of the bank's funds for lending and investment purposes. Total deposits at March 31, 2003 were $256,484,000, an increase of $12,844,000, or 5.3%, from total deposits of $243,640,000 at December 31, 2002.

Federal Funds Purchased and Securities Sold under Agreements to Repurchase

     There were no outstanding federal funds purchased at March 31, 2003 and December 31, 2002, respectively. The bank has a $4,000,000 federal funds line of credit with its main correspondent bank, Atlantic Central Bankers Bank, Camp Hill, Pennsylvania ("ACBB").

     Securities sold under agreements to repurchase were $5,248,000 at March 31, 2003 as compared to $7,829,000 at December 31, 2002. Securities sold under agreements to repurchase generally mature in one business day and roll over under a continuing contract.

Other Borrowed Funds

     The bank had no short-term or long-term debt outstanding balances as of March 31, 2003 and December 31, 2002, respectively.

     In addition to the bank's federal funds line of credit with its main correspondent bank, the bank also has a maximum borrowing capacity of approximately $94,161,000 with the Federal Home Loan Bank of Pittsburgh ("FHLB").

Asset/Liability Management

     The management of interest rate risk involves measuring and analyzing the maturity and repricing of interest-earning assets and interest bearing liabilities at specific points in time. The imbalance between interest-earning assets and interest bearing liabilities is commonly referred to as the interest rate gap. The interest rate gap is one measure of the risk inherent in the existing balance sheet as it relates to potential changes in net interest income. Maintaining an appropriate balance between interest-earning assets and interest bearing liabilities is a means of monitoring and possibly avoiding material fluctuations in the net interest margin during periods of changing interest rates.

     The bank's overall sensitivity to interest rate risk is low due to its non-complex balance sheet. The bank manages its balance sheet with the intent of stabilizing net interest income and net economic value under a broad range of interest rate environments. The bank has the ability to effect various strategies to manage interest rate risk, which include, but are not limited to, selling newly originated residential mortgage loans, controlling the volume mix of fixed/variable rate commercial loans and securities, increasing/ decreasing deposits via interest rate changes, borrowing from the FHLB, and buying/selling securities. Adjustments to the mix of assets and liabilities are made periodically in an effort to give the bank dependable and steady growth in net interest income, while at the same time, managing the related risks.

Liquidity

     Liquidity represents the bank's ability to efficiently manage cash flows at reasonable rates to support possible commitments to borrowers or the demands of depositors. Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth and normal operating expenditures. Liquidity needs may be met by converting assets into cash or obtaining sources of additional funding.

     Liquidity from asset categories is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which totaled $21,579,000 at March 31, 2003, compared to $15,805,000 at December 31, 2002. Additional asset liquidity sources include principal and interest payments from securities in the bank's investment portfolio and cash flow from its amortizing loan portfolio. Longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. At March 31, 2003, available for sale securities of $64,684,000 were readily available for liquidity purposes, as compared to $62,421,000 at December 31, 2002.

     Liability liquidity sources include attracting deposits at competitive rates. Deposits at March 31, 2003 were $256,484,000, as compared to $243,640,000 at December 31, 2002. In addition, the bank has federal fund lines of credit with its main correspondent bank, ACBB, and with the FHLB, which are reliable sources for short and long-term funds.

     The bank's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on March 31, 2003 were $62,547,000, which consist of $44,857,000 in unfunded commitments of existing loans, $17,041,000 to grant new loans and $649,000 in letters of credit. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present a significant liquidity risk to the bank. Management believes that any amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the bank.

     Management is of the opinion that its liquidity position, at March 31, 2003, is adequate to respond to fluctuations "on" and "off" the balance sheet. In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in the bank's inability to meet anticipated or unexpected liquidity needs.

Capital

         Pertinent capital information and ratios are detailed in Table 3.

         Table 3 - Capital Ratios
--------------------------------------------------------------------------------

          (in thousands)                             3/31/03         12/31/02
                                                     -------         --------

Tier I  - Total Stockholders' Equity                 $  19,403       $    18,815
Tier II - Allowance for Loan Loss
                                                         2,270             2,167
           - Other
                                                             0                 0
                                                     ---------       -----------
          Total Risk-Based Capital                    $ 21,673          $ 20,982
                                                     =========       ===========


Capital Ratios:
 Tier I Risk-Based Capital
                                                          10.1%            10.1%
  Minimum Required                                         4.0%             4.0%

  Total Risk-Based Capital                                11.3%            11.3%
  Minimum Required                                         8.0%             8.0%


  Tangible Tier I Capital Ratio                            7.1%             7.1%
  Minimum Required
                                                       3% to 5%         3% to 5%
--------------------------------------------------------------------------------

     These capital ratios continue to remain at levels, which are considered to be "well-capitalized" as defined by regulatory guidelines.

     Banking laws and regulations limit the amount of cash dividends that may be paid without prior approval from the bank's regulatory agencies.

     Restrictions under the Pennsylvania Banking Code of 1965 are placed on the size of a bank's investment in fixed assets as a percentage of equity. Presently, the bank exceeds the allowable limit of 25% of equity, as defined by the Pennsylvania Department of Banking. The bank's fixed assets as a percentage of equity are 30.1% at March 31, 2003 as compared with 33.0% at March 31, 2002. Generally, the bank contacts the Department of Banking prior to the acquisition of material dollar fixed asset additions to obtain the Department's approval. On an ongoing basis, compliance with this section of the Banking Code is expected to occur through normal depreciation adjustments and retention of earnings.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

     In the normal course of conducting business activities, the bank is exposed to market risk, principally interest risk. Interest risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments. The asset/liability committee, using policies and procedures approved by the board of directors, is responsible for managing the rate sensitivity position.

     No material changes in the market risk strategy occurred during the current period. No material changes have been noted in the bank's equity value at risk. A detailed discussion of market risk is provided in the Form 10-K for the period ended December 31, 2002.


ITEM 4  - Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures.

          Within the 90 days prior to the date of this report, the bank carried out an evaluation, under the supervision and with the participation of the bank's management, including the bank's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the bank's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the bank's disclosure controls and procedures are effective in timely alerting them to material information relating to the bank (including its consolidated subsidiaries) required to be included in the bank's periodic filings.

     (b)  Changes in internal controls.

          The bank made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of controls by the Chief Executive Officer and the Chief Financial Officer.


                                     PART II
                                OTHER INFORMATION

Item  1 - Legal Proceedings

          In the opinion of the bank, after review with legal counsel, there are no proceedings pending to which the bank is a party or to which its property is subject, which, if determined adversely to the bank, would be material in relation to the bank's financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the bank by governmental authorities.

Item  2 - Changes in Securities and Use of Proceeds

          Nothing to report.

Item  3 - Defaults upon Senior Securities

          Nothing to report.

Item  4 - Submission of Matters to a Vote of Security Holders

          Nothing to report.

Item  5 - Other Information

          Nothing to report.

Item  6 - Exhibits and Reports on Form 8-K

(a) Exhibits:

          2.1 Plan of Reorganization, dated February 27, 2003, between East Penn Bank, East Penn Financial Corporation and East Penn Interim Bank is incorporated by reference to Exhibit 2.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Federal Reserve Board of Governors.

          2.2 Plan of Merger, dated February 27, 2003, between East Penn Bank and East Penn Interim Bank is incorporated by reference to
               Exhibit 2.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Federal Reserve Board of Governors.

          3(i)(a) Registrant's Articles of Incorporation, as amended, are incorporated by reference to Exhibit 3(i) to the Registrant's Annual Report in Form 10-K for the year ended December 31, 1999 as filed with the Federal Reserve Board of Governors.

          3(i)(b) Amendment to Article Sixth of the Registrant's Articles of
               Incorporation, dated March 16, 2000, are incorporated by reference to Exhibit 3(i)(b) to the Registrant's Form 10-Q for the three months ended March 31, 2000.

          3(ii) Registrant's By-Laws, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Federal Reserve Board of Governors.

          10.1 Executive Employment Agreement between the Registrant and Brent
               L. Peters, dated April 12, 2001, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Federal Reserve Board of Governors.

          10.2 East Penn Bank's 1999 Independent Directors Stock Option Plan for the benefit of non-employee directors is incorporate herein by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Federal Reserve Board of Governors.

          10.3 East penn Bank's 1999 Stock Incentive Plan for the benefit of officers and key employees is incorporated herein by reference to
               Exhibit 10.3 to East Penn Bank's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Federal Reserve board of Governors.

          10.4 Supplemental Executive Retirement Plan between East Penn Bank and Brent L. Peters, dated May 31, 2001, is incorporated herein by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Federal Reserve Board of Governors.

          11 Statement re: Computation of per share earnings is incorporated by reference herein to Note 3 on page 14 of this Form 10-Q.

          99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

               The Registrant filed no Reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

          Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             EAST PENN BANK
                                (Registrant)



                             By: /s/ Brent L. Peters
                                --------------------------------------
                                 Brent L. Peters
                                 President and Chief Executive Officer
                                (Principal Executive Officer)

                             Date: May 14, 2003


                             By: /s/ Theresa M. Wasko
                                --------------------------------------
                               Theresa M. Wasko
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

                             Date: May 14, 2003

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADDED BY
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brent L. Peters, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of East Penn Bank;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date.


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 14, 2003                  By: /s/ Brent L. Peters
                                        ----------------------------------------
                                     BRENT L. PETERS
                                     President and Chief Executive Officer

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADDED BY
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Theresa M. Wasko, Senior Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of East Penn Bank;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date.


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 14, 2003          By: /s/ Theresa M. Wasko
                               -----------------------------------------
                               THERESA M. WASKO
                               Senior Vice President and Chief Financial Officer

                                  Exhibit Index

2.1 Plan of Reorganization, dated February 27, 2003, between East Penn Bank, East Penn Financial Corporation and East Penn Interim Bank is incorporated by reference to Exhibit 2.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Federal Reserve Board of Governors.

2.2 Plan of Merger, dated February 27, 2003, between East Penn Bank and East Penn Interim Bank is incorporated by reference to Exhibit 2.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Federal Reserve Board of Governors.

3(i)(a) Registrant's Articles of Incorporation, as amended, are incorporated by reference to Exhibit 3(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

3(i)(b) Amendment to Article Sixth of the Registrant's Articles of
     Incorporation, dated March 16, 2000, are incorporated by reference to
     Exhibit 3(i)(b) to the Registrant's Form 10-Q for the three months ended March 31, 2000.

3(ii) Registrant's By-Laws, as amended, are incorporated herein by reference to
     Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.1 Executive Employment Agreement between the Registrant and Brent L. Peters, dated April 12, 2001, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

10.2 The 1999 Independent Directors Stock Option Plan for the benefit of non-employee directors is incorporated herein by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

10.3 The 1999 Stock Incentive Plan for the benefit of officers and key employees is incorporated herein by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

10.4 The Supplemental Executive Retirement Plan ("SERP") between East Penn Bank and Brent L. Peters, dated May 31, 2001, is incorporated herein by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

11 Statement re: Computation of per share earnings is incorporated by reference herein to Note 3 on page 14 of this Form 10-Q.

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                    Exhibit 99.1


          CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350 AS ADDED BY
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of East Penn Bank (the "bank") on Form 10-Q for the period ending March 31, 2003, as filed with the Federal Reserve Board of Governors (the "Report"), I, Brent L. Peters, President and Chief Executive Officer of the bank, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

o The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and

o To my knowledge, the information contained in the Report fairly presents, in all material respects, the bank's financial condition and results of operations of the bank as of the dates and for the periods presented in the Report.



/s/ Brent L. Peters
-------------------------------------
Brent L. Peters,
President and Chief Executive Officer

Dated:   May 29, 2003

                                                                    Exhibit 99.2


          CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350 AS ADDED BY
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of East Penn Bank (the "bank") on Form 10-Q for the period ending March 31, 2003, as filed with the Federal Reserve Board of Governors (the "Report"), I, Theresa M. Wasko, Senior Vice President and Chief Financial Officer of the bank, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

o The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and

o To my knowledge, the information contained in the Report fairly presents, in all material respects, the bank's financial condition and results of operations of the bank as of the dates and for the periods presented in the Report.




/s/ Theresa M. Wasko
---------------------------------------------------
Theresa M. Wasko,
 Senior Vice President and Chief Financial Officer

Dated:   May 29, 2003

                                                                    Exhibit 99.2


          CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350 AS ADDED BY
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of East Penn Financial Corporation (the "Corporation") on Form 10-Q for the period ending March 31, 2003, (the "Report"), I, Brent L. Peters, President and Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

o The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and

o To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of the dates and for the periods presented in the Report.



/s/ Brent L. Peters
-------------------------------------
Brent L. Peters,
President and Chief Executive Officer

Dated:   May 29, 2003

                                                                    Exhibit 99.3


          CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350 AS ADDED BY
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of East Penn Financial Corporation (the "Corporation") on Form 10-Q for the period ending March 31, 2003, (the "Report"), I, Theresa M. Wasko, Vice President and Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

o The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and

o To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of the dates and for the periods presented in the Report.




/s/ Theresa M. Wasko
-----------------------------------------
Theresa M. Wasko,
Vice President and Chief Financial Officer

Dated: May 29, 2003