Form 10-Q
period 2003-06-30
EAST PENN FINANCIAL CORP
filed 2003-08-14
CIK 1220483

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.: 333-103673

                         EAST PENN FINANCIAL CORPORATION
              (Exact Name of Registrant as Specified in it Charter)

                  Pennsylvania                                65-1172823
         (State or Other Jurisdiction of            (IRS Employer Identification
          Incorporation or Organization)                        Number)

                 731 Chestnut Street, Emmaus, Pennsylvania 18049
                    (Address of Principal Executive Offices)

                   Registrant's Telephone Number: 610-965-5959

                                       N/A
   (Former name, former address and former fiscal year, if changed since last report)

Indicated by check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,604,352 shares of common stock, par value $0.625 per share, outstanding as of August 12, 2003.

                         EAST PENN FINANCIAL CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX

                                                                            Page

EXPLANATORY NOTE                                                             3

PART II - OTHER INFORMATION                                                  3

Item 6.  Exhibits and Reports on Form 8-K                                    3

SIGNATURES                                                                   5

EXHIBIT INDEX                                                                6

EXPLANATORY NOTE:

      East Penn Financial Corporation (the "Registrant") is a Pennsylvania business corporation that was incorporated for the sole purpose of becoming the holding company of East Penn Bank upon the consummation of the reorganization between East Penn Financial Corporation, East Penn Bank and East Penn Interim Bank pursuant to a Plan of Reorganization and Plan of Merger. A copy of the Plan of Reorganization and Plan of Merger was attached as Annex A to the Registrant's Form S-4 (Registration Statement No. 333-103673) as effective with the Securities and Exchange Commission on April 18, 2003. At the Annual Meeting of Shareholders of East Penn Bank on May 22, 2003, the shareholders of East Penn Bank approved and adopted the Plan of Reorganization and Plan of Merger by 79.4% of the outstanding shares. The reorganization became effective on July 1, 2003. Attached to this Form 10-Q, as Exhibit 99.1, is East Penn Bank's Form 10-Q for the quarter ended June 30, 2003.

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

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

            3(i) Registrant's Articles of Incorporation are incorporated by reference to Annex B to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

            3(ii) Registrant's Bylaws are incorporated by reference to Annex C to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

            10.1 East Penn Bank's 1999 Stock Incentive Plan for the benefit of officers and key employees is incorporated by reference to
                  Exhibit 10.3 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

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

            11 Statement re: Computation of per share earnings of East Penn Financial Corporation is not applicable; however, the Statement re: Computation of per share earnings of East Penn Bank is incorporated by reference to Note 3 of Exhibit 99.1 of this Form 10-Q.

            31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.1  East Penn Bank's Form 10-Q for the quarter ended June 30,
                  2003.

      (b)   Reports on Form 8-K

            The Registrant filed a Current Report on Form 8-K on May 29, 2003, disclosing the results of the East Penn Bank Annual Meeting of Shareholders held on May 22, 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 EAST PENN FINANCIAL CORPORATION
                                    (Registrant)


                                 By /s/ Brent L. Peters
                                    -------------------------------------------
                                    Brent L. Peters
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                                 Date: August 14, 2003


                                 By /s/ Theresa M. Wasko
                                    -------------------------------------------
                                    Theresa M. Wasko
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 Date: August 14, 2003

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

3(i) Registrant's Articles of Incorporation are incorporated by reference to Annex B to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

3(ii) Registrant's Bylaws are incorporated by reference to Annex C to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

11.1 East Penn Bank's 1999 Stock Incentive Plan for the benefit of officers and key employees is incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

11.2 East Penn Bank's 1999 Independent Directors Stock Option Plan for the benefit of non-employee directors is incorporated by reference to Exhibit
      10.2 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

11.3 Executive Employment Agreement between East Penn Bank and Brent L. Peters, dated April 12, 2001, is incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

11.4 Supplemental Executive Retirement Plan between East Penn Bank and Brent L. Peters, dated May 31, 2001, is incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

12 Statement re: Computation of per share earnings of East Penn Financial Corporation is not applicable; however, the Statement re: Computation of per share earnings of East Penn Bank is incorporated by reference to Note 3 of Exhibit 99.1 of this Form 10-Q.

31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1  East Penn Bank's Form 10-Q for the quarter ended June 30, 2003.