Form 10-Q
period 2003-09-30
EAST PENN FINANCIAL CORP
filed 2003-11-14
CIK 1220483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

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

6,298,160 shares of common stock, par value $0.625 per share, outstanding as of October 31, 2003.

                         EAST PENN FINANCIAL CORPORATION
                                      INDEX
                          QUARTERLY REPORT ON FORM 10-Q

                                                                                   Page
Part I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets                                         3
                     September 30, 2003 (Unaudited) and December 31, 2002

                 Consolidated Statements of Income (Unaudited)                       4
                     Three and nine months ended September 30, 2003
                     and September 30, 2002

                 Consolidated Statements of Stockholders' Equity (Unaudited)         5
                     Nine months ended September 30, 2003
                     and September 30, 2002

                 Consolidated Statements of Cash Flows (Unaudited)                   6
                     Nine months ended September 30, 2003
                     and September 30, 2002

                 Notes to Interim Consolidated Financial Statements (Unaudited)      7

         Item 2. Management's Discussion and Analysis of Financial Condition        11
                   and Results of Operations

         Item 3. Quantitative and  Qualitative Disclosures About Market Risk        19

         Item 4. Controls and Procedures                                            20

Part II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                  20

         Item 2. Changes in Securities and Use of Proceeds                          20

         Item 3. Defaults Upon Senior Securities                                    20

         Item 4. Submission of Matters to a Vote of Security Holders                20

         Item 5. Other Information                                                  20

         Item 6. Exhibits and Reports on Form 8-K                                   21

SIGNATURES                                                                          23

EXHIBIT INDEX                                                                       24

ITEM 1. FINANCIAL STATEMENTS

                         EAST PENN FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                           September 30,      December 31,
(In thousands)                                                 2003               2002
                                                            (Unaudited)        (Audited)
                                                           -------------      ------------
  ASSETS
  Cash and due from banks                                    $   9,528         $   7,034
  Interest bearing deposits                                        118               495
  Federal funds sold                                                --             8,076
                                                             ---------         ---------
Cash and cash equivalents                                        9,646            15,605
  Interest bearing time deposits                                   200               200
  Securities available for sale                                 84,699            62,421
  Securities held to maturity                                    1,052             1,808
                                                             ---------         ---------
     Total securities                                           85,751            64,229
  Mortgages held for sale                                        3,468             3,363
  Loans, net of unearned income                                200,201           176,987
    Less: allowance for loan losses                             (2,396)           (2,167)
                                                             ---------         ---------
      Total net loans                                          197,805           174,820

  Bank premises and equipment, net                               6,116             6,033
  Other real estate owned                                          276               359
  Bank owned life insurance                                      5,361             5,163
  Accrued interest receivable and other assets                   4,250             2,305
                                                             ---------         ---------
           Total assets                                      $ 312,873         $ 272,077
                                                             =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits:
     Noninterest bearing                                     $  37,666         $  32,607
     Interest bearing                                          238,500           211,033
                                                             ---------         ---------
     Total deposits                                            276,166           243,640
  Federal funds purchased and securities
   sold under agreements to repurchase                           6,570             7,829
  Mandatory redeemable capital debentures                        8,000                --
  Accrued interest payable and other liabilities                 1,380               944
                                                             ---------         ---------
           Total liabilities                                   292,116           252,413

STOCKHOLDERS' EQUITY
  Preferred stock, no par value; authorized
     16,000,000 shares; none issued                                 --                --
 Common stock, par value $0.625 per share
     authorized 40,000,000 shares; 2003 issued and
     outstanding shares 6,604,452; 2002 issued shares
     7,746,758 and outstanding shares 6,602,552                  4,128             4,842
  Surplus                                                        9,201            12,402
  Retained earnings                                              6,815             5,497
  Accumulated other comprehensive income                           613               849
  Less: Treasury stock - at cost, 1,144,206 shares                  --            (3,926)
                                                             ---------         ---------
           Total stockholders' equity                           20,757            19,664
                                                             ---------         ---------
           Total liabilities and
              stockholders' equity                           $ 312,873         $ 272,077
                                                             =========         =========

See Notes to Consolidated Financial Statements

                         EAST PENN FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
         Three Months and Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                              Three Months Ended      Nine Months Ended
                                              ------------------     -------------------
(In thousands, except per share data)           2003       2002        2003        2002
                                               ------     ------     -------     -------
Interest income
  Interest and fee income on loans             $2,957     $2,960     $ 8,684     $ 8,587
  Securities:
     Taxable                                      660        639       1,778       1,796
     Tax-exempt                                   161        144         440         439
  Other                                            14         34          78          99
                                               ------     ------     -------     -------
           Total interest income                3,792      3,777      10,980      10,921

Interest expense
  Deposits                                      1,075      1,260       3,360       4,007
  Federal funds purchased and securities
    sold under agreements to repurchase             7         29          25          89
  Mandatory redeemable capital debentures          91         --          91          --
                                               ------     ------     -------     -------
           Total interest expense               1,173      1,289       3,476       4,096
                                               ------     ------     -------     -------

           Net interest income                  2,619      2,488       7,504       6,825

  Provision for loan losses                       114         92         342         266
                                               ------     ------     -------     -------

           Net interest income after
             provision for loan losses          2,505      2,396       7,162       6,559

Other income
  Customer service fees                           235        240         687         628
  Gain on sale of securities                      112         --         117          --
  Mortgage banking activities                     139         46         350         185
  Income from investment in life insurance         64         69         198         207
  Other income                                     43         34         172         128
                                               ------     ------     -------     -------
           Total other income                     593        389       1,524       1,148

Other expense
  Salaries and wages                              918        743       2,573       2,264
  Employee benefits                               241        202         772         633
  Occupancy                                       158        143         484         426
  Equipment                                       166        183         500         525
  Other operating expenses                        631        531       1,728       1,527
                                               ------     ------     -------     -------
           Total other expense                  2,114      1,802       6,057       5,385
                                               ------     ------     -------     -------

  Income before income taxes                      984        983       2,629       2,322

  Federal income taxes                            244        251         650         552
                                               ------     ------     -------     -------

           Net income                          $  740     $  732     $ 1,979     $ 1,770
                                               ======     ======     =======     =======

Basic earnings per share                       $ 0.11     $ 0.11     $  0.30     $  0.27

Diluted earnings per share                     $ 0.11     $ 0.11     $  0.30     $  0.27

Cash dividends per common share                $ 0.00     $ 0.00     $  0.10     $  0.06

See Notes to Consolidated Financial Statements

                         EAST PENN FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            For the Nine Months Ended
                    September 30, 2003 and September 30, 2002
                                   (Unaudited)

                                                                                      Accumulated
                                                                                         Other
                                           Common                        Retained    Comprehensive    Treasury
(In thousands)                             Stock          Surplus        Earnings    Income (Loss)      Stock          Total
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                $ 4,842        $ 12,402        $ 3,490          ($233)       ($3,926)       $ 16,575
 Comprehensive income:
 Net income                                    --              --          1,770             --             --           1,770
 Changes in net unrealized gains
   (losses) on securities available
   for sale                                    --              --             --          1,250             --           1,250
                                                                                                                      --------

     Total comprehensive income                                                                                          3,020
                                                                                                                      --------

  Cash dividends ($0.06 per share)             --              --           (396)            --             --            (396)
                                          ------------------------------------------------------------------------------------

  Balance, September 30, 2002             $ 4,842        $ 12,402        $ 4,864        $ 1,017        ($3,926)       $ 19,199
                                          ====================================================================================

Balance, December 31, 2002                $ 4,842        $ 12,402        $ 5,497        $   849        ($3,926)       $ 19,664
 Comprehensive income:
 Net income                                    --              --          1,979             --             --           1,979
 Changes in net unrealized gains
   (losses) on securities available
   for sale                                    --              --             --           (236)            --            (236)
                                                                                                                      --------

     Total comprehensive income                                                                                          1,743
                                                                                                                      --------

Exercise of 1,900 common stock
   options                                      1              10             --             --             --              11

Retirement of treasury stock,
  1,144,206 shares                           (715)         (3,211)            --             --          3,926              --

Cash dividends ($0.10 per share)               --              --           (661)            --             --            (661)
                                          ------------------------------------------------------------------------------------

  Balance, September 30, 2003             $ 4,128        $  9,201        $ 6,815        $   613             --        $ 20,757
                                          ====================================================================================

See Notes to Consolidated Financial Statements

                         EAST PENN FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                             Nine Months Ended September 30,
(In thousands)                                                    2003            2002
                                                                --------        --------
CASH FLOWS from OPERATING ACTIVITIES
  Net income                                                    $  1,979        $  1,770
  Adjustments to reconcile net income to net cash
    provided by  (used in) operating activities:
  Provision for loan losses                                          342             266
  Provision for depreciation and amortization                        416             273
  Net amortization of securities premiums and discounts              364             (25)
  Net realized (gain) on sale of securities                         (117)             --
  Proceeds from sale of mortgage loans                            40,383          15,692
  Net gain on sale of loans                                         (660)           (245)
  Loans originated for sale                                      (39,828)        (15,649)
  Earnings on investment in life insurance                          (198)           (207)
  (Increase) decrease in accrued interest receivable
     and other assets                                             (1,823)            170
  Increase (decrease) in accrued interest payable
     and other liabilities                                           436              47
                                                                --------        --------

           Net cash provided by operating activities               1,294           2,092
                                                                --------        --------

CASH FLOWS from INVESTING ACTIVITIES
  (Increase) in interest bearing time deposits                        --            (300)
  Purchases of available for sale securities                     (59,549)        (23,593)
  Proceeds from maturities of and principal repayments
     on available for sale securities                             18,511          14,043
  Proceeds from sale of securities                                18,155              --
  Proceeds from maturities of and principal repayments
     on held to maturity securities                                  756              51
  Proceeds from the sale of other real estate owned                   83              --
  Net increase in loans                                          (23,327)        (18,977)
  Purchases of bank premises and equipment                          (499)           (733)
                                                                --------        --------

           Net cash used in investing activities                 (45,870)        (29,509)
                                                                --------        --------

CASH FLOWS from FINANCING ACTIVITIES
  Net increase in deposits                                        35,526          26,919
  Net (decrease) in federal funds purchased and
     securities sold under agreements  to repurchase              (1,259)           (170)
   Proceeds from long-term debt                                    8,000              --
   Proceeds from the exercise of stock options                        11              --
   Dividends paid                                                   (661)           (396)
                                                                --------        --------

           Net cash provided by financing activities              38,617          26,353
                                                                --------        --------

           Decrease in cash and cash equivalents                  (5,959)         (1,064)

  Cash and cash equivalents:
    Beginning of period                                           15,605          14,954
                                                                --------        --------

    End of period                                               $  9,646        $ 13,890
                                                                ========        ========

SUPPLEMENTAL DISCLOSURES of CASH FLOW INFORMATION
  Cash payments for:
    Interest                                                    $  3,653        $  4,605
                                                                ========        ========

    Federal income taxes                                        $    595        $    343
                                                                ========        ========

SUPPLEMENTAL SCHEDULE of NONCASH INVESTING AND
     FINANCIAL ACTIVITIES
  Other real estate acquired in settlement of foreclosure             --        $    211
                                                                ========        ========

See Notes to Consolidated Financial Statements

                         EAST PENN FINANCIAL CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

1.    Basis of Presentation

            On July 1, 2003, East Penn Financial Corporation completed the reorganization of East Penn Bank into the holding company form of ownership. In the reorganization, East Penn Bank became a wholly owned banking subsidiary of East Penn Financial Corporation.

            The consolidated financial statements include the accounts of East Penn Financial Corporation (the "company"), and its wholly owned subsidiaries, East Penn Bank (the "bank") and East Penn Statutory Trust I (the "trust"). The bank's wholly owned subsidiary is East Penn Mortgage Company. All significant intercompany accounts and transactions have been eliminated.

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

            Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the bank's Annual Report on Form 10-K for the year ended December 31, 2002.

2.    Mandatory Redeemable Capital Debentures

            On July 31, 2003, the trust, a Connecticut statutory business trust and a wholly owned subsidiary of the company, issued $8.0 million of capital trust pass-through securities to investors. The securities have a fixed rate of 6.8% through September 17, 2008 and a floating rate of the 3 month LIBOR plus 3.10% after September 17, 2008. The trust purchased $8.0 million of junior subordinated deferrable interest debentures from the company. The debentures are the sole asset of the trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The company has also fully and unconditionally guaranteed the obligations of the trust under the capital securities. The capital securities are redeemable by the company on or after September 17, 2008, at par, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on September 17, 2033. Financing costs of $240,000 related to the company's issuance of mandatory redeemable capital debentures are being amortized over a five-year period and are included in other assets. Proceeds totaling $6,300,000 were contributed to capital at the bank.

3.    Investment in Bank

            On September 23, 2003, the company purchased 141,300 shares of the common shares outstanding of a newly formed de novo bank, named Berkshire Bank, located in Wyomissing, Pennsylvania. The amount of the investment was $1,413,000, at September 30, 2003. On October 22, 2003, the company purchased an additional 12,123 shares, for $121,230, of Berkshire Bank for a total investment of $1,534,230. The investment is included in other assets and will be accounted for under the cost method of accounting.

4.    Subsequent Event

            On October 7, 2003 the company repurchased 308,292 shares of the company's common stock, at $6.00 per share, for an aggregate of $1,849,752. These shares were repurchased in a privately negotiated transaction between the company and an independent private investor. These shares will be held in treasury.

5.    Earnings per Share

            The following table sets forth the computation of basic and diluted earnings per share:

                                                                Nine Months Ended             Three Months Ended
                                                            -------------------------     -------------------------

                                                                  September 30,                 September 30,
                                                               2003           2002           2003           2002
                                                            -------------------------     -------------------------
      Net income applicable to common stock                 $1,979,000     $1,770,000     $  740,000     $  732,000
                                                            =========================     =========================
      Weighted-average common shares outstanding             6,603,285      6,602,552      6,604,361      6,602,552
      Effect of dilutive securities, stock options              11,557            437         21,288            423
                                                            -------------------------     -------------------------

      Weighted-average common shares outstanding
           used to calculate diluted earnings per share      6,614,842      6,602.989      6,625,649      6,602,975
                                                            =========================     =========================

      Basic earnings per share                              $     0.30     $     0.27     $     0.11     $     0.11
                                                            =========================     =========================
      Diluted earnings per share                            $     0.30     $     0.27     $     0.11     $     0.11
                                                            =========================     =========================

6.    Comprehensive Income

            The components of other comprehensive income and related tax effects for the nine and three months ended September 30, 2003 and 2002 are as follows:

                                                      Nine Months Ended      Three Months Ended
                                                        September 30,            September 30,
                                                      2003        2002         2003        2002
                                                     ------------------------------------------
      (In thousands)
      Unrealized holding gains (losses) on
           available for sale securities             ($241)     $ 1,893      ($1,166)     $ 741

      Less reclassification adjustments for
           gains (losses) included in net income       117           --          112         --
                                                     ------------------------------------------

      Net unrealized gains (losses)                   (358)       1,893       (1,278)       741
      Tax effect                                       122         (643)         435       (252)
                                                     ------------------------------------------

                Net of tax amount                    ($236)     $ 1,250        ($843)     $ 489
                                                     ==========================================

7.    Stock Option Plan

            The company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation costs have been recognized for options granted in 2003 and 2002. Had compensation costs for stock options granted been determined based on the fair value at the grant dates for awards under the plan consistent with the provisions of SFAS No. 123, the company's net income and earnings per share for the quarters ended September 30, 2003 and 2002, would have been reduced to the pro forma amounts indicated below:

                                                              Nine Months Ended          Three Months Ended
                                                           -----------------------     -----------------------
                                                                  September 30,               September 30,
                                                                2003          2002          2003          2002
                                                           -----------------------     -----------------------
                                                                 (In Thousands, except Per Share Amounts)
      Net income as reported                               $   1,979     $   1,770     $     740     $     732
      Total stock-based compensation cost, net of tax,
      that would have been included in the
      determination of net income if the fair
      value based method had been applied
      to all awards                                                6             8             4             6
                                                           -----------------------     -----------------------

      Pro forma net income                                 $   1,973     $   1,762     $     736     $     726
                                                           =======================     =======================

      Basic earnings per share:
                As reported                                $    0.30     $    0.27     $    0.11     $    0.11
                Pro forma                                  $    0.30     $    0.27     $    0.11     $    0.11
      Diluted earnings per share:
                As reported                                $    0.30     $    0.27     $    0.11     $    0.11
                Pro forma                                  $    0.30     $    0.27     $    0.11     $    0.11

8.    New Accounting Standards

          In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies". In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or equity security of the guaranteed party, which would include standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a significant impact on the Company's financial condition or results of operations.

          Written outstanding letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The company had $738,000 of standby letters of credit as of September 30, 2003. The company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

            The majority of these standby letters of credit expire within the next six months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The company requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability, as of September 30, 2003, for guarantees under standby letters of credit issued after December 31, 2002 is not material.

            In April 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities". This statement clarifies the definition of a derivative and incorporates certain decisions made by the board as part of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003, and should be applied prospectively. The provisions of the statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates. Adoption of this standard did not have a significant impact on the company's financial condition or results of operations.

            In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51". This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective December 31, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation did not have any impact on the company's financial condition or results of operations.

            In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003. The adoption of this standard did not have any impact on the company's financial condition or results of operations.

9.    Reclassifications

            Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation format. The reclassifications had no impact on the company's net income.

ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               September 30, 2003

      The following is management's discussion and analysis of the significant changes in the consolidated results of operations, capital resources and liquidity presented in the accompanying unaudited consolidated financial statements for the company. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as, the company's December 31, 2002 Annual Report on Form 10-K/A. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

      The company's forward-looking statements are relevant only as of the date on which the statements are made. By making forward-looking statements, the company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances. Readers should carefully review the risk factors described in other periodic reports and public documents that the company files from time to time with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

      Disclosure of the company's significant accounting policies is included in
Note 2 to the consolidated financial statements of the company's Annual Report on Form 10-K/A for the year ended December 31, 2002. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained on pages 12 and 15 of this report for the provision and allowance for loan losses.

OVERVIEW

      Net income for the nine months ended September 30, 2003 and 2002 was $1,979,000 and $1,770,000. The increase of $209,000, or 11.8%, is due in part to an increase of 9.9% in net interest income and a 32.8% increase in the company's non-interest income, primarily due to an increase in customer service fees and fees from mortgage banking activities. On a basic and diluted per share basis, net income for the nine months ended September 30, 2003 was $0.30, respectively, as compared with $0.27 for the nine months ended September 30, 2002. Net income as a percentage of average assets on an annualized basis, also known as return on average assets, decreased to 0.91% for the first nine months of 2003 from 0.95% for the first nine months of 2002 as a result of a 16.2% increase in total average assets and compression in the net interest margin. Net income as a percentage of total average stockholders' equity on an annualized basis, also known as return on average equity, was 12.6% and 12.8% for the nine months of 2003 and 2002.

      During the first nine months of 2003, the company's assets grew $40,796,000, or 15.0%, to $312,873,000 as of September 30, 2003 from
$272,077,000 as of December 31, 2002. This is primarily attributable to growth in loans, which increased $23,214,000, or 13.1%, and investment security growth of $21,522,000, or 33.5%, during the first nine months of 2003.

      The company's asset growth was funded primarily by deposit growth. Total deposits increased by $32,526,000, or 13.4%, during the first nine months of 2003 to $276,166,000 as of September 30, 2003 from $243,640,000 as of December
31, 2002. This compares to an increase of $26,919,000, or 13.0%, to $233,555,000 during the same period in 2002.

RESULTS OF OPERATIONS

Net Interest Income

      For the three months ended September 30, 2003, total interest income increased by $15,000, or 0.4%, to $3,792,000, compared with $3,777,000 for the three months ended September 30, 2002. Although average interest-earning assets increased, the decrease in yields limited the growth of interest income.

      Total interest expense decreased by $116,000, or 9.0%, to $1,173,000 for the three months ended September 30, 2003 from $1,289,000 for the three months ended September 30, 2002. Interest expense declined due to declining cost of funds even though average interest bearing liabilities increased.

      Net interest income increased by $131,000, or 5.3%, to $2,619,000 for the three months ended September 30, 2003 from $2,488,000 for the three months ended September 30, 2002.

      For the nine months ended September 30, 2003, total interest income increased by $59,000, or 0.5%, to $10,980,000, compared with $10,921,000 for the nine months ended September 30, 2002. This increase is the result of a 16.7% increase in average interest-earning assets, which grew $38,425,000, to $268,760,000 for the first nine months of 2003, compared with $230,335,000 for the first nine months of 2002. While the yield on the average interest-earning assets decreased to 5.46% for the nine months ended September 30, 2003 from 6.34%, for the same period in 2002 as a result of declining interest rates, the overall growth in average interest-earning assets helped to minimize the impact of declining interest rates.

      Total interest expense decreased by $620,000, or 15.1%, to $3,476,000 for the nine months ended September 30, 2003, from $4,096,000 for the nine months ended September 30, 2002. This decrease is attributable to the decline in interest rates even though average interest bearing liabilities increased $31,652,000, or 15.6%, to $234,265,000 for the first nine months of 2003, from
$202,613,000 for the first nine months of 2002. Cost of funds decreased 26.7% to 1.98% for the first nine months of 2003, compared to 2.70% for the same period in 2002. The decline in the cost of funds was somewhat limited by the added interest expense incurred as a result of the issuance of $8 million in trust preferred securities, which carry an annual cost of 6.8%.

      Net interest income increased by $679,000, or 9.9%, to $7,504,000 for the nine months ended September 30, 2003 from $6,825,000 for the nine months ended September 30, 2002. The company's net interest rate spread decreased to 3.48% for the first nine months of 2003 from 3.64% for the first nine months in 2002. The net interest margin decreased to 3.73% from 3.96% for the nine-month periods ending September 30, 2003 and 2002. Although interest rates remained at their historic lows during 2003, the company was able to limit the decline or deterioration of its net interest rate spread and net interest margin by managing the growth and pricing of its interest sensitive assets and liabilities.

Provision for Loan Losses

      The provision for loan losses was $114,000 for the three months ended September 30, 2003, compared with $92,000 for the three months ended September 30, 2002.

      For the nine months ended September 30, 2003, the provision for loan losses was $342,000, an increase of $76,000, or 28.6%, compared with $266,000 for the nine months ended September 30, 2002. The increase in the provision was the result of the growth in the loan portfolio, which increased 13.2% to $200,201,000 at September 30, 2003 from $176,987,000 at December 31, 2002.

      The allowance for loans losses represented 1.20% of total loans at September 30, 2003, compared with 1.22% as of December 31, 2002 and 1.21% as of September 30, 2002. Management performs ongoing assessments of the loan loss reserve in relation to credit exposure to individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is reasonable and adequate for the periods presented.

Other Income

      For the three months ended September 30, 2003, other income was $593,000, an increase of $204,000, or 52.4%, compared with $389,000 for the three months ended September 30, 2002. This was due to increased fee income charged for miscellaneous services provided to bank customers, mortgage banking activities and gains on sale of investment securities.

      Other income for the nine months ended September 30, 2003 increased $376,000, or 32.8%, to $1,524,000 from $1,148,000 for the nine months ended
September 30, 2002. This increase is due to a $165,000 increase in mortgage banking fees associated with the increased volume in mortgages originated by the bank and sold in the secondary market, a $59,000 increase in customer service fees, a $117,000 gain on the sale of securities, an increase of $44,000 in other income, offset by a $9,000 decline in income from an investment in life insurance.

Other Expenses

      Other expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of the company, increased to $2,114,000 for the third quarter of 2003 from $1,802,000 for the third quarter of 2002. The $312,000, or 17.3% increase is the result of the bank's continued growth.

      Salaries and employee benefit expenses, which make up the largest component of other expenses, increased $214,000, or 22.6%, to $1,159,000 for the third quarter of 2003 from $945,000 for the third quarter in 2002. The increase is primarily attributable to the increase in normal salary and medical benefit costs.

      Occupancy expenses increased $15,000, or 10.5%, to $158,000 for the three months ended September 30, 2003 from $143,000 for the three months ended September 30, 2002. The increase was not the result of any one thing in particular other than supporting normal bank costs.

      Equipment expense decreased $17,000, or 9.3%, to $166,000 for the three months ended September 30, 2003 from $183,000 for the three months ended September 30, 2002. This decrease is attributable to full depreciation of certain bank equipment.

      Other operating expenses during the third quarter of 2003 increased $100,000, or 18.8%, to $631,000 from $531,000, during the third quarter of 2002.
The increase is associated with the continued growth of the Company and the expenses incurred in the formation of the holding company and the issuance of the trust preferred securities.

      For the nine months ended September 30, 2003, other expenses increased $672,000, or 12.5%, to $6,057,000 from $5,385,000 for the nine months ended
September 30, 2002. The impact of the increase was minimized as a result of management's ongoing efforts to control non-interest expenses as the company continues to grow.

      Salary expenses and related employee benefits were $3,345,000 for the nine months ended September 30, 2003, an increase of $448,000, or 15.5%, compared with $2,897,000 for the nine months ended September 30, 2002. The increase is attributable to staff additions, normal salary increases and increased medical benefit costs.

      Occupancy expenses for the first nine months of 2003 increased to $484,000 from $426,000 for the first nine months of 2002. The increase of $58,000, or 13.6%, was not only attributable to increases in normal occupancy costs but also to the snow removal costs incurred during the early part of 2003 as a result of weather factors.

     Equipment expenses decreased $35,000, or 6.5%, to $500,000 for the first nine months of 2003 from $535,000 for the first nine months of 2002. The decrease in this expense category was due to the full depreciation of certain Company equipment and the company's continued efforts to seek competitive pricing on any new Company purchases.

      Other operating expenses increased $201,000, or 13.2%, to $1,728,000 for the nine months ended September 30, 2003 from $1,527,000 for the nine months ended September 30, 2002 as a result of the Company's growth as well as the additional expenses associated with the formation of the holding company and the issuance of trust preferred securities.

Income Taxes

      Income tax expense was $244,000 for the three months ended September 30, 2003, a decrease of $7,000, or 2.8%, compared with $251,000 for the three months ended September 30, 2002.

      For the nine months ended September 30, 2003, the tax provision was $650,000 compared with $552,000 for the nine months ended September 30, 2002. This increase of $98,000, or 17.8%, is the result of achieving a higher level of pre-tax net income with a level amount of tax-exempt income.

Net Income

      Net income for the three months ended September 30, 2003 was $740,000, an increase of $8,000, or 1.1%, compared with $732,000 for the three months ended September 30, 2002. This increase in net income is the result of increases of $131,000 in net interest income and $204,000 in other income and a decline of $7,000 in taxes, which offset the increases of $22,000 in the provision for loan losses and $312,000 in other expenses. Basic and diluted earnings per share were $0.11 for the three months ended September 30, 2003 and September 30, 2002.

      Net income for the first nine months of 2003 was $1,979,000, an increase of $209,000, or 11.8%, compared with $1,770,000 for the first nine months of 2002. This increase in net income was the result of increases of $679,000 in net interest income and $376,000 in other income, which offset the increases of $76,000 in the provision for loan losses, $672,000 in other operating expenses and $98,000 in federal income tax expense. The increase in net income was attributable to declining rates, where the expense associated with interest sensitive liabilities had decreased at a faster pace than the income derived from interest sensitive assets, and an increase in other income, primarily derived from increased customer service fees, mortgage banking activities and gains on sale of investment securities. Basic and diluted earnings per share for the nine months ended September 30, 2003 was $0.30 compared with $0.27 for the nine months ended September 30, 2002.

FINANCIAL CONDITION

Securities

     The Company's securities portfolio is comprised of securities, which not only provide interest income, including tax-exempt income, but also provide a source of liquidity, diversify the earning assets portfolio, allow for the management of risk and tax liability, and provide collateral for repurchase agreements and public fund deposits. Policies are in place to address various aspects of managing the portfolio, including but not limited to, concentrations, liquidity, credit quality, interest rate sensitivity and regulatory guidelines. Adherence to these policies is monitored by the Company's Asset/Liability Committee on a monthly basis.

     Although the Company generally intends to hold its securities portfolio to maturity, a significant portion of the securities portfolio is classified as available for sale, with new purchases generally categorized as available for sale. Securities in the available for sale category are accounted for at fair value with unrealized appreciation or depreciation, net of tax, reported as a separate component of stockholders' equity. Securities in the held to maturity category are accounted for at amortized cost. The Company invests in securities for the yield they produce and not to profit from trading. The Company's holds no trading securities in its portfolio.

      The securities portfolio at September 30, 2003 was $85,751,000, compared to $64,229,000 at December 31, 2002, an increase of $21,522,000, or 33.5%. The growth was attributable to the Company's increased liquidity from deposit growth and the proceeds of the trust preferred securities. Securities available for sale increased to $84,699,000 at September 30, 2003 from $62,421,000 at December 31, 2002, while securities held to maturity were $1,052,000 at September 30, 2003 compared with $1,808,000 at December 31, 2002.

      The carrying value of the available for sale portion of the portfolio at September 30, 2003 includes an unrealized gain of $929,000 (reflected as accumulated other comprehensive income of $613,000 in stockholders' equity, net of deferred income tax liability of $316,000). This compares with an unrealized gain at December 31, 2002 of $1,286,000 (reflected as accumulated other comprehensive income of $849,000 in stockholders' equity, net of deferred income tax liability of $437,000).

Loans

      The loan portfolio comprises the major component of the Company's earning assets. Gross loans receivable, net of unearned fees and origination costs, increased $23,214,000, or 13.1%, to $200,201,000 at September 30, 2003 from
$176,987,000 at December 31, 2002. Loans represented 72.5% of total deposits at September 30, 2003 as compared to 72.6% at December 31, 2002.

Credit Risk and Loan Quality

     The Company continues to be prudent in its efforts to minimize credit risk. The Company written lending policy requires underwriting, loan documentation and credit analysis standards to be met prior to the approval and funding of any loan. In accordance with that policy, the internal loan review process monitors the loan portfolio on an ongoing basis. The Credit Administration area then prepares an analysis of the allowance for loan losses on a quarterly basis, which is then submitted to the board of directors for its assessment as to the adequacy of the allowance. The allowance for loan losses is an accumulation of expenses that has been charged against past and present earnings in anticipation of potential losses in the loan portfolio.

      The allowance for loan losses at September 30, 2003 and December 31, 2002 was $2,396,000 and $2,167,000, compared to $2,092,000 at September 30, 2002. The increase in the allowance was attributable, in part, to the growth of the loan portfolio and the shift in the loan mix, where there was growth in commercial borrowings, which generally carry a higher level of credit risk. At September 30, 2003, the allowance for loan losses represented 1.20% of the gross loan portfolio, compared with 1.22% at December 31, 2002. This compares to 1.21% at September 30, 2002. At September 30, 2003, management believes the allowance for loan loss reserve to be reasonable and adequate to meet potential losses.

      Table 1 - "Analysis of Allowance for Loan Loss" - details the activity, which occurred in the allowance over the first nine months of 2003 and 2002.

      Table 1 - Analysis of Allowance for Loan Loss (1)

      --------------------------------------------------------------------------
      (in thousands)
                                                            2003        2002
                                                          -------     -------
      Balance, beginning of year                          $ 2,167     $ 1,843
      Provision charged to operating  expense                 342         266
      Charge-offs:
        Commercial                                            (34)          0
        Real estate                                           (60)          0
        Consumer                                              (24)        (23)
                                                          -------     -------
        Total charge-offs                                    (118)        (23)

      Recoveries:
        Commercial                                              0           0
        Consumer                                                5           6
                                                          -------     -------
        Total recoveries                                        5           6

      Net (charge-offs)                                      (113)        (17)
                                                          -------     -------
                                                          $ 2,396     $ 2,092
                                                          =======     =======

      Net (charge-offs) recoveries to average net loans     (0.06)%     (0.01)%

      (1)   Company's loan portfolio is entirely domestic
      --------------------------------------------------------------------------

      The Company's lending policy is executed through the assignment of tiered loan limit authorities to individual officers of the Company, the officer's loan committee, the board loan committee and the board of directors. Although the Company maintains sound credit policies, certain loans may deteriorate for a variety of reasons. The Company's policy is to place all loans on a non-accrual status upon becoming 90 days delinquent in their payments, unless there is a documented, reasonable expectation of the collection of the delinquent amount. Loans are reviewed monthly as to their status, and on a quarterly basis, a Watch List of potentially troubled loans is prepared and presented to the board of directors. Management is not aware of any material potential loan problems that have not been disclosed in this report.

      Table 2 - "Asset Quality Ratios" - summarizes pertinent asset quality ratios at September 30, 2003 and December 31, 2002.

      Table 2 -Asset Quality Ratios

      --------------------------------------------------------------------
                                                      9/30/03    12/31/02
                                                      -------    --------
      Non-accrual loans/Total loans                      0.23%       0.39%

      Non-performing assets (1) /Total loans             0.47%       0.71%

      Net (charge-offs) recoveries/Average loans         0.06%       0.03%

      Allowance/Total loans                              1.20%       1.22%

      Allowance/Non-accrual  loans                     547.03%     314.51%

      Allowance/Non-performing assets (1)              269.52%     172.53%

      (1)   - Includes non-accrual loans.
      --------------------------------------------------------------------

     At September 30, 2003, the Company had other real estate owned as acquired through foreclosure, in the amount of $276,000, which decreased $83,000, from $359,000 at December 31, 2002, as a result of the sale of a residential property loan. The Company expects to dispose of the remaining properties with minimal or no loss.

     Loan concentrations are considered to exist when the total amount of loans to any one or a multiple number of borrowers engaged in similar activities or having similar characteristics exceeds 10% of loans outstanding in any one category. The majority of the Company's lending is made within its primary market area, which includes Emmaus and the East Penn community in Lehigh County, Pennsylvania.

Bank Owned Life Insurance

     The Company has bank owned life insurance ("BOLI") for a chosen group of employees, namely its officers, where the Company is the owner and beneficiary of the policies. The Company's deposits funded the BOLI and the earnings from the BOLI are recognized as other income. The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance, and its tax advantage to the bank. This profitability is used to offset a portion of current and future employee benefit costs and a Nonqualified Supplemental Executive Retirement Plan for its chief executive officer.

     The Company had $5,361,000 and $5,163,000 in BOLI, as of September 30, 2003 and December 31, 2002. Although the BOLI is an asset that may be liquidated, it is the Company's intention to hold this pool of insurance because it provides tax-exempt income that enhances the Company's capital position.

Deposits

      Deposits are the major source of the Company's funds for lending and investment purposes. Total deposits at September 30, 2003 were $276,166,000, an increase of $32,526,000, or 13.4%, from total deposits of $243,640,000 at December 31, 2002.

Federal Funds Purchased and Securities Sold under Agreements to Repurchase

      There were $1,861,000 outstanding in federal funds purchased at September 30, 2003, compared with none as of December 31, 2002. The bank has a $5,000,000 federal funds line of credit with its main correspondent bank, Atlantic Central Bankers Bank, Camp Hill, Pennsylvania ("ACBB").

      Securities sold under agreements to repurchase were $4,709,000 at September 30, 2003, compared to $7,829,000 at December 31, 2002. Securities sold under agreements to repurchase generally mature in one business day and roll over under a continuing contract.

Other Borrowed Funds

      The Company had no short-term or long-term debt outstanding balances at September 30, 2003 and December 31, 2002.

      In addition to the bank's federal funds line of credit with its main correspondent bank, the bank also has a maximum borrowing capacity of approximately $123,434,000 with the Federal Home Loan Bank of Pittsburgh ("FHLB").

Mandatory Redeemable Capital Debentures

      As of September 30, 2003, the company had $8 million outstanding in mandatory redeemable capital debentures issued on July 31, 2003 to investors as capital trust pass-through securities. The securities have a fixed rate of 6.8% through September 17, 2008 and a floating rate of the 3 month LIBOR plus 3.10% after September 17, 2008. The capital securities are redeemable by the company on or after September 17, 2008, at par, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on September 17, 2033. There were no such capital debentures outstanding as of December 31, 2002.

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

     The Company's overall sensitivity to interest rate risk is low due to its non-complex balance sheet. The Company manages its balance sheet with the intent of stabilizing net interest income and net economic value under a broad range of interest rate environments. The Company has the ability to effect various strategies to manage interest rate risk, which include, but are not limited to, selling newly originated residential mortgage loans, controlling the volume mix of fixed/variable rate commercial loans and securities, increasing/ decreasing deposits via interest rate changes, borrowing from the FHLB, and buying/selling securities. Adjustments to the mix of assets and liabilities are made periodically in an effort to give the Company dependable and steady growth in net interest income, while at the same time, managing the related risks.

Liquidity

     Liquidity represents the Company's ability to efficiently manage cash flows at reasonable rates to support possible commitments to borrowers or the demands of depositors. Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth and normal operating expenditures. Liquidity needs may be met by converting assets into cash or obtaining sources of additional funding.

     Liquidity from asset categories is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which were $9,846,000 at September 30, 2003, compared to $15,805,000 at December 31, 2002.
Additional asset liquidity sources include principal and interest payments from securities in the Company's investment portfolio and cash flow from its amortizing loan portfolio. Longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. At September 30, 2003, available for sale securities of $84,699,000 were readily available for liquidity purposes, compared to $62,421,000 at December 31, 2002.

      Liability liquidity sources include attracting deposits at competitive rates. Deposits at September 30, 2003 were $276,166,000, compared to $243,640,000 at December 31, 2002. In addition, the bank has federal fund lines of credit with its main correspondent bank, ACBB, and with the FHLB, which are reliable sources for short and long-term funds.

      The Company's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments at September 30, 2003 were $77,515,000, which consisted of $51,745,000 in unfunded commitments of existing loans, $25,032,000 to grant new loans and $738,000 in letters of credit. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present a significant liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

      Management is of the opinion that its liquidity position, at September 30, 2003, is adequate to respond to fluctuations "on" and "off" the balance sheet. In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in the Company's inability to meet anticipated or unexpected liquidity needs.

Capital

      Pertinent capital information and ratios as of September 30, 2003 are presented as follows:

           Tier I Capital                                   $  26,858,000

           Total Capital                                    $  30,540,000

      Capital Ratios:
           Tier I Risk-Based Capital                                 12.6%
           Minimum Required                                           4.0%

           Total Risk-Based Capital                                  14.3%
           Minimum Required                                           8.0%

           Tangible Tier I Capital Ratio                              8.7%
           Minimum Required                                       3% to 5%

      These capital ratios continue to remain at levels, which are considered to be "well-capitalized" as defined by regulatory guidelines.

      Banking laws and regulations limit the amount of cash dividends that may be paid without prior approval from the Company's regulatory agencies. On May 15, 2003, the board of directors authorized and declared the third annual cash dividend in the amount of $0.10 per share, payable on June 30, 2003 to all shareholders of record on June 16, 2003. The total cash dividend, which decreased retained earnings was $661,000.

      On July 31, 2003, the company raised an additional $8.0 million in capital through the issuance of junior subordinated debentures to a statutory trust subsidiary. The subsidiary in turn issued $8.0 million in capital trust pass through securities to investors in a private placement. The securities bear a fixed interest rate of 6.8% through September 17, 2008. The interest rate after September 17, 2008 will be floating at the three month LIBOR rate plus 310 basis points. The securities may be called at par any time after September 17, 2008 and mature September 17, 2033. For purposes of calculating the Tier I Leverage Capital Ratio, the trust preferred debentures are eligible for Tier I capital treatment so that the aggregate amount may not exceed 25% of total Tier I capital and the excess becomes part of Tier II capital.

      Restrictions under the Pennsylvania Banking Code of 1965 are placed on the size of a bank's investment in fixed assets as a percentage of equity. Presently, the bank exceeds the allowable limit of 25% of equity, as defined by the Pennsylvania Department of Banking. The bank's fixed assets as a percentage of equity are 30.4% at September 30, 2003 as compared with 32.9% at September 30, 2002. Generally, the bank contacts the Department of Banking prior to the acquisition of material dollar fixed asset additions to obtain the Department's approval. On an ongoing basis, compliance with this section of the Banking Code is expected to occur through normal depreciation adjustments and retention of earnings.

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

      In the normal course of conducting business activities, the Company is exposed to market risk, principally interest risk. Interest risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments. The asset/liability committee, using policies and procedures approved by the board of directors, is responsible for managing the rate sensitivity position.

     No material changes in the market risk strategy occurred during the current period. No material changes have been noted in the Company's equity value at risk. A detailed discussion of market risk is provided in the Form 10-K for the period ended December 31, 2002.

ITEM 4

Controls and Procedures

      (a)   Evaluation of disclosure controls and procedures

            As of September 30, 2003, the company carried out an evaluation, under the supervision and with the participation of the Company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the company's periodic filings.

      (b)   Changes in internal controls.

            The company made no significant changes in its internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

                  In the opinion of the company, after review with legal
            counsel, there are no proceedings pending to which the company is a party or to which its property is subject, which, if determined adversely to the company, would be material in relation to the company's financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the company by governmental authorities.

Item 2. Changes in Securities and Use of Proceeds

                  Nothing to report.

Item 3. Defaults upon Senior Securities

                  Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders

                  Nothing to report.

Item 5. Other Information

                  Nothing to report.

Item 6.

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

                  3(ii) Registrant's By-Laws are incorporated by reference to
                        Annex C to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

                  10.1 East Penn Bank's 1999 Stock Incentive Plan for the benefit of officers and key employees is incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

                  10.2 East Penn Bank's 1999 Independent Directors Stock Option Plan for the benefit of non-employee directors is incorporate by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

                  10.3 Executive Employment Agreement between East Penn Bank and Brent L. Peters, dated April 12, 2001, is incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

                  10.4 Supplemental Executive Retirement Plan ("SERP") between East Penn Bank and Brent L. Peters, dated May 31, 2001, is incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

                  11 Statement re: Computation of per share earnings is incorporated by reference herein Note 5 on page 8 of this Form 10-Q.

                  31.1 Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/15d-15(e).

                  31.2 Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/15d-15(e).

                  32.1  Certification of Chief Executive Officer pursuant to
                        Section 1350 of the Sarbanes Oxley Act of 2002.

                  32.2  Certification of Chief Financial Officer pursuant to
                        Section 1350 of the Sarbanes Oxley Act of 2002.

            (b)   Reports on Form 8-K

                  On July 2, 2003, the registrant filed a Current Report on Form 8-K to submit a copy of the registrant's press release, dated July 1, 2003, regarding the consummation of the holding company function. Additional exhibits included therein were Plan of Reorganization, dated February 27, 2003, between East Penn Financial Corporation, East Penn Bank and East Penn Interim Bank, and Plan of Merger, dated February 27, 2003, between East Penn Bank and East Penn Interim Bank.

                  On July 8, 2003, the registrant filed a Current Report on Form 8-K to submit a copy of the registrant's press release, dated July 7, 2003, regarding an agreement to invest in Berkshire Bank.

                  On July 14, 2003, the registrant filed a Current Report on Form 8-K to submit a copy of registrant's press release, dated July 14, 2003, regarding an agreement to participate in pooled trust preferred securities.

SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EAST PENN FINANCIAL CORPORATION
                                          (Registrant)


                                        By______________________________________
                                          Brent L. Peters
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

                                        Date: November 14, 2003


                                        By______________________________________
                                          Theresa M. Wasko
                                          Vice President - CFO
                                          (Principal Financial and Accounting
                                           Officer)

                                        Date: November 14, 2003

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

3(ii) Registrant's By-Laws are incorporated by reference to Annex C to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

10.1 East Penn Bank's 1999 Stock Incentive Plan for the benefit of officers and key employees is incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

10.2 East Penn Bank's 1999 Independent Directors Stock Option Plan for the benefit of non-employee directors is incorporate by reference to Exhibit
      10.2 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

10.3 Executive Employment Agreement between East Penn Bank and Brent L. Peters, dated April 12, 2001, is incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

10.4 Supplemental Executive Retirement Plan ("SERP") between East Penn Bank and Brent L. Peters, dated May 31, 2001, is incorporated by reference to
      Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

11 Statement re: Computation of per share earnings is incorporated by reference herein Note 5 on page 8 of this Form 10-Q.

31.1  Certification of Chief Executive Officer pursuant to Rule
      13a-15(e)/15d-15(e).

31.2  Certification of Chief Financial Officer pursuant to Rule
      13a-15(e)/15d-15(e).

32.1 Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.