Form 10-K
period 2003-12-31
EAST PENN FINANCIAL CORP
filed 2004-03-29
CIK 1220483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

      |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2003

                                       or

      |_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _________________.

                                    000-50330
                             Commission File Number

                         EAST PENN FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

               Pennsylvania                                65-1172823
      (State or Other Jurisdiction of                    (IRS Employer
       Incorporation or Organization)                Identification Number)

                 731 Chestnut Street, Emmaus, Pennsylvania 18049
                    (Address of Principal Executive Offices)

                   Registrant's Telephone Number: 610-965-5959

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock ($0.625 par value)
                                (Title of class)

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

      YES |_| NO |X|

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter.

                        $43,676,000 as of June 30, 2003.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

      6,299,160 shares of common stock, $0.625 par value per share, were outstanding as of March 5, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part II incorporates certain information by reference from the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2003 (the "Annual Report"). Part III incorporates certain information by reference from the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders.

                         EAST PENN FINANCIAL CORPORATION
                                      INDEX
                           ANNUAL REPORT ON FORM 10-K

                                                                                 Page
Part I.

      Item 1 -    Business.....................................................    4

      Item 2 -    Properties...................................................   13

      Item 3 -    Legal Proceedings............................................   14

      Item 4 -    Submission of Matters to a Vote of Security Holders..........   14

PART II

      Item 5 -    Market for Registrant's Common Equity and Related
                  Stockholder Matters..........................................   15

      Item 6 -    Selected Financial Data......................................   16

      Item 7 -    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................   17

      Item 7A -   Quantitative and Qualitative Disclosures About Market Risk...   17

      Item 8 -    Financial Statements and Supplementary Data..................   17

      Item 9 -    Changes In and Disagreements with Accountants on
                  Accounting and Financial Disclosure..........................   17

      Item 9A     Controls and Procedures......................................   17

PART III

      Item 10 -   Directors and Executive Officers of the Registrant...........   17

      Item 11 -   Executive Compensation.......................................   17

      Item 12 -   Security Ownership of Certain Beneficial Owners
                  and Management and Related Stockholder Matters...............   17

      Item 13 -   Certain Relationships and Related Transactions...............   18

      Item 14 -   Principal Accountant Fees and Services.......................   18

PART IV

      Item 15 -   Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K..........................................   18

Signatures.....................................................................   20

Exhibit Index..................................................................   22

                                     PART I

ITEM 1. BUSINESS

Forward-Looking Statements

      East Penn Financial Corporation (the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission ("SEC") (including the Annual Report and this Form 10-K and the exhibits hereto and thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

      Because of the possibility of change in the underlying assumptions, actual results could differ materially from these forward-looking statements. In addition to these factors, the following could cause actual results to differ materially from those expressed in the forward-looking statements.

      -     operating, legal, and regulatory risks,

      - economic, political, and competitive forces affecting the Company's services, and

      - the risk that management's analyses of these risks could be incorrect and/or that the strategies developed to address them could be unsuccessful.

      The Company cautions that the foregoing list of important factors is not exclusive. The Company's forward-looking statements are relevant only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

History

      The Company is a Pennsylvania business corporation, which is registered as a bank holding company under the Bank Holding Company Act of 1956,as amended (the "Holding Company Act"). The Company was incorporated on January 27, 2003 for the purpose of forming a one-bank holding company. On July 1, 2003, the Company completed the reorganization and merger of East Penn Bank (the "Bank") into the holding company form of ownership. In the reorganization, the Bank became a wholly owned banking subsidiary of the Company. The Company's profitability will be dependent on the financial results of its primary operating subsidiary, which is the Bank. In the future, the Company may decide to acquire or establish additional subsidiaries, including other banks. The Company's headquarters and principal place of business is located at 731 Chestnut Street, Emmaus, Lehigh County, Pennsylvania, 18049.

      On July 31, 2203, the Company formed East Penn Statutory Trust I (the "Trust"), a Connecticut statutory business trust, for the purpose of issuing $8 million in capital pass-through securities to investors.

      The Bank, which was incorporated in the Commonwealth of Pennsylvania on November 9, 1990 and commenced operations on November 1, 1991, is a state chartered banking institution and a member bank of the Federal Reserve System. Deposits held by the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent provided by law. The Bank's principal place of business is the same location as the Company's location.

      The Bank formed East Penn Mortgage Company (the "Mortgage Company"), a wholly owned subsidiary, which was incorporated in the Commonwealth of Pennsylvania on June 2, 1995. This subsidiary engages in the originating, processing and brokering of first and second mortgage loans, where such loans are either maintained within the Bank's loan portfolio or sold in the secondary market. While servicing is not retained on loans sold in the secondary market, the Bank is expecting to commence this process through the Federal Home Loan Bank's Mortgage Partnership Finance Program ("MPF") beginning in 2004.

      East Penn Home Settlements, LLC is a Pennsylvania limited liability company. The Bank and Mortgage Company each have a 20% interest in the limited liability company, which represents an aggregate investment of $3,000. This investment is a joint venture title insurance agency with Home Settlement Services located in

Macungie and Allentown, Pennsylvania. The Bank and the Mortgage Company entered into this arrangement on November 15, 1999. Income generated from this investment was $47,600 for 2003 and $15,400 for 2002, and is included in other income.

Description of Business

      The Company has one reportable segment, Community Banking, which consists of commercial and retail banking, and other non-reportable operating segments, as described in Note 1 of the Notes to Consolidated Financial Statements included at the end of this Report. The Segment Reporting information in Note 1 is incorporated by reference into this Item 1.

      The Bank engages in a full service retail and commercial banking business, which includes providing the following services:

      o     accepting time and demand deposits,

      o providing personal and business checking accounts at competitive rates, and

      o making secured and unsecured commercial, real estate, mortgage and retail loans and credit cards.

      The Bank's primary service area is known as the Lehigh Valley, and is located in the counties of Lehigh, Northampton and Northeastern Berks in eastern Pennsylvania. The Lehigh Valley is a vibrant, growing region strategically located near the center of the northeastern corridor of New York, Philadelphia and Washington, D.C. The local economy mirrors the national economy to the extent that the Lehigh Valley has been, to a degree, impacted by the overall economic slowdown and increases in unemployment. Over the past 10 years, the Lehigh Valley has experienced a change in the types of businesses that have traditionally resided in this region. Historically, the area was dominated by large manufacturers, whereas now, there are more service-based companies, and this trend is expected to continue. According to statistics, population trends are positive in both size and age demographics, with municipal population in the Bank's service area expected to grow 22.6% from 2000 to 2030, with most of the growth centered in suburban areas where there are substantial tracts of available land for future development.

      Within the Bank's defined service area, the banking business is highly competitive. The Bank is the only financial institution headquartered in Emmaus, Pennsylvania, where five other financial institutions have branches. Additionally, the Bank competes with regionally based commercial banks, which generally have greater assets, capital and lending limits, as well as other types of financial institutions, including credit unions, finance companies, insurance companies and brokerage firms that have expanded their product offerings to include traditional bank products and services. Deposit deregulation has intensified the competition for deposits among banks in recent years. Further, eastern Pennsylvania has experienced increased bank merger and acquisition activity in recent years. The Bank endeavors to be competitive with all competing financial institutions in its primary service area with respect to interest paid on deposits and interest rates charged on loans.

      The Bank believes that as a result of the shift in business entities, population growth and the recent trend in bank mergers and acquisitions within its geographic area, the need for a strong community banking presence exists in its primary service area. The Bank's business development strategy has been focused on competing with larger banks, other community banks, thrift institutions and credit unions, by providing comparable retail and commercial banking products and services, coupled with exceptional customer service, with an orientation towards relationship banking and the development of customer loyalty. Rather than expanding into new areas of financial services, the Bank has focused on further developing its personnel, resources and capabilities in providing traditional banking products and services.

      This strategy has proven to be a successful tactic in that it has provided the Bank with consistent core deposit growth, which has allowed the Bank to more efficiently fund asset growth, while preserving credit quality, without having to rely on funding such growth with other borrowings that tend to be a more costly source of funding. The Bank's business model has and will continue to focus on the consumer and the small and medium-sized business markets, where referrals received from existing customers have proven to be a major source for developing business.

      The Bank's focus for the future is to continue to focus on its community activities and to further penetrate the market within its geographic footprint. The Bank has signed an agreement to purchase land for a new branch to be located at Harrison Street and State Road, Emmaus, Pennsylvania, with the expectation that the purchase will be finalized in 2004. The Bank's commitment to remain an independent community bank with local management and decision-making is a beneficial attribute that has proven to attract new business, while satisfying existing customers.

Supervision and Regulation

      The following discussion sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries, and provides certain specific information relevant to the Company. The regulatory framework is intended primarily for the protection of depositors, other customers and the Federal Deposit Insurance Funds and not for the protection of security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the business of the Company.

The Company

      The Company is subject to the jurisdiction of the SEC and state securities commissions for matters relating to the offering and sales of its securities, and is subject to the SEC's rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitations and insider trading.

      The Company is also subject to the provisions of the Holding Company Act. and to supervision and examination by the Federal Reserve Board ("FRB"). Under the Holding Company Act, the Company must secure the prior approval of the FRB before it may own or control, directly of indirectly, more than 5% of the voting shares or substantially all of the assets of any institution, including another bank (unless it already owns a majority of the voting stock of the bank).

      Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ("CRA") ratings are generally prerequisites in obtaining federal regulatory approval to make acquisitions.

      The Company is required to file an annual report with the FRB and any additional information that the FRB may require pursuant to the Holding Company Act. The FRB may also make examinations of the Company and any or all of its subsidiaries. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provision for any property or service. Thus, an affiliate of the Company may not condition the extension of credit, the lease or sale of property or furnishing of any services in (i) the customer's obtaining or providing some additional credit, property or services from or to the Company or other subsidiaries of the Company, or (ii) the customer's refraining from doing business with a competitor of the Company or its subsidiaries. The Company may impose conditions to the extent necessary to reasonably assure the soundness of credit extended.

      Subsidiary banks of the bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on (i) any extension of credit to the bank holding company or any of its subsidiaries, (ii) investments in the stock or other securities of the bank holding company, and (iii) taking the stock or securities of the bank holding company as collateral for loans to any borrower.

The Bank

      As a Pennsylvania chartered, Federal Reserve member, the Bank is subject to supervision, regulation and examination by the Pennsylvania Department of Banking, the FRB and the FDIC. The Bank is also subject to requirements and restrictions under federal and state law, including:

      o     requirements to maintain reserves against loans and lease losses,

      o restrictions on the types and amounts of loans that may be granted and the interest that may be charged on the loans,

      o limitations on the types of investments the Bank may make and the types of services the Bank may offer, and

      o restrictions on loans to insiders of the Company and other insider transactions.

      The following discussion concerns provisions of State and Federal laws and certain regulations, and the potential impact if these provisions and regulations on the Company and its subsidiaries.

      To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions themselves. A change in applicable statutes, regulations or regulatory policy may have a material effect on the business of the Company and its subsidiaries.

      State Banking Law

      The laws of Pennsylvania applicable to the Bank include, among other things, provisions that:

      -     require the maintenance of certain reserves against deposits,

      - limit the type and amount of loans that may be made and the interest that may be charged thereon,

      -     restrict investments and other activities, and

      -     limit the payment of dividends.

      The amount of funds that the Bank may lend to a single borrower is limited generally, in accordance with Pennsylvania law, to 15% of the aggregate of its capital, surplus, undivided profits and loan loss reserves and capital securities of the Bank (as defined by statute and regulation).

      The Bank may establish or acquire branch offices, subject to certain limitations in any county of the state. Branches may be established only after approval by the Pennsylvania Department of Banking and the FRB. Applicable Pennsylvania law also requires that a bank obtain the approval of the Department of Banking prior to effecting any merger where the surviving bank would be a Pennsylvania-chartered bank.

      Federal law also prohibits acquisitions or control of a bank or bank holding company without prior notice to certain federal bank regulators. Control is defined for this purpose as the power, directly or indirectly, to direct the management of policies of the bank or bank holding company or to vote twenty-five percent (25%) or more of any class of voting securities of the bank holding company.

      Federal Banking Law

      The federal laws applicable to the Bank include the following among others:

      A.    The Federal Reserve System

      The Federal Reserve System is managed through a tripartite hierarchy headed by the FRB, which oversees the entire system. The second level of hierarchy is the twelve Federal Reserve banks and their branches, which are spread throughout the nation's twelve Federal Reserve districts. The third element in the Federal Reserve System's structure is the member banks of each district which act in concert with the Federal Reserve banks to perform the actual operations of the Federal Reserve System, including such functions as furnishing an elastic currency and affording a means of rediscounting commercial paper. The Federal Reserve System is at the center of the nation's financial and economic systems, and the Federal Reserve banks are the means through which the Federal Reserve System effectuates its goals of maintaining financial and economic stability.

      B.    Monetary Policy

      The earnings of the Bank are affected by domestic economic conditions and the monetary and fiscal policies of the United States Government and its agencies. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement these objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits. Their use may also affect rates charged on loans or paid on deposits. The policies and regulations of the FRB have a significant effect on the Bank's deposits, loans and investments growth, as well as the rate of interest earned and paid, and are expected to affect the Bank's operations in the future. The effect of such policies and regulations upon the future business and earnings of the Bank cannot be predicted.

      C.    Deposit Insurance

      The Bank's deposits are insured by the FDIC to the maximum extent provided by the law, pursuant to the system of federal deposit insurance initially established by the Banking Act of 1933. The Bank pays insurance premiums into the Bank Insurance Fund ("BIF") according to rates established by the FDIC.

      D.    FDIA

      Under the Federal Deposit Insurance Act (the "FDIA"), the FDIC possesses the power to prohibit institutions regulated by it (such as the Bank) from engaging in any activity that would be an unsafe and unsound banking practice or would otherwise be in violation of the law.

      E.    CRA

      The revised CRA rules emphasize performance over process and documentation. Under the revised rules, a five-point rating scale is used. A bank's compliance is determined by utilizing a three-part test whereby examiners assign a numerical score for a bank's performance in each of three areas: lending, service and investment. The greatest weight is placed on the lending aspect of this test. When rating a bank in the area of lending, regulators examine the number and amount of loan originations, the locations where the loans were made, and the income levels of the borrowers. Although banks, under the revised rules, are not required to make loans in every area, if there are apparent tracks in which there is little lending, examiners will focus their investigations in that area. The service part of the test evaluates how a bank delivers its products to the community through branching. As with lending, banks are not required to branch in every area, although conspicuous gaps will be investigated. The third part of the test, investment in the community, examines how the bank meets the investment needs of the community in which it operates. Assessment of investment is accomplished using a "performance context" pursuant to which regulators meet with civic, community and bank officials in order to determine the credit needs of the community.

      F.    BSA

      Under the Bank Secrecy Act ("BSA"), banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions that occur and which the bank becomes aware in any one day that aggregate in excess of $10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by BSA or for filing a false or fraudulent report.

      G.    Regulatory Capital

      The FDIC and other federal bank regulatory agencies have issued risk-based capital guidelines, which supplement leverage capital requirements. The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8% (of which at least 4% must be in the form of common stockholders' equity). Assets are assigned to four risk categories, with higher levels of capital required for the categories perceived as representing greater risk. The required capital ratios represent equity and (to the extent permitted) non-equity capital as a percentage of total risk-weighted assets. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, and to minimize disincentives for holding liquid assets. The risk-based capital rules have not had a material effect on the Company's business and capital plans.

FDICIA

Capital Categories

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provides that institutions must be classified in one of five defined categories, namely, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

                                   Total      Tier I                   Under a
                                   Risk       Risk-       Tier I       Capital
                                   Based      Based       Leverage     Order or
                                   Ratio      Ratio       Ratio        Directive
                                   -----      -----       -----        ---------

CAPITAL CATEGORY
Well capitalized                   >=10.0     >= 6.0      >= 5.0          No
Adequately capitalized             >= 8.0     >= 4.0      >= 4.0*
Undercapitalized                   <  8.0     <  4.0      <  4.0*
Significantly undercapitalized     <  6.0     <  3.0      <  3.0
Critically undercapitalized        <= 2.0

*     3.0 for those banks having the highest available regulatory rating.

Prompt Corrective Action

      In the event a company's capital deteriorates to the undercapitalized category or below, the FDICIA prescribes an increasing amount of regulatory intervention. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver. For well capitalized companies, FDICIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receive a less than satisfactory examination report rating for asset quality, management, earnings or liquidity. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. As of December 31, 2003, the Company is considered to be well capitalized as defined by these capital rules.

Operational Controls

      Under FDICIA, financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards to be developed by FRB regulations.

Legislation and Regulatory Changes

      From time to time, legislation is enacted that could result in additional regulation of and restrictions on the Company. No prediction can be made as to the likelihood of the adoption of any legislative changes or, if adopted, the impact such changes might have on the business of the Company. Certain changes of potential significance to the Company, any of which have been enacted recently and others, which are currently under consideration by Congress or various regulatory or professional agencies, are discussed below. Management does not believe that these provisions of law and regulation have had a material impact on liquidity, capital resources or reported results of operation.

      USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

      Financial Services Modernization Legislation. In November 1999, the Gramm-Leach-Bliley Act of 1999, or the GLB, was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities, and which restricted officer, director or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.

      In addition, the GLB also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a "financial holding company". "Financial activities" is broadly defined to include not only banking activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, but also those activities incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or their financial system.

      The GLB also permits state-chartered banks to engage in expanded activities through the formation of financial subsidiaries. A state-chartered bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the Holding Company Act or permitted by regulation.

      To the extent that the GLB permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, the GLB may have the result of increasing the amount of competition that the Registrant faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company.

      Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "SOA"). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosure pursuant to the securities laws.

      The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of these requirements remains to be determined.

      The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC. The SOA represents significant involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committee.

      The SOA addresses, among other matters:

      o     audit committees for all reporting companies;

      o certification of financial statements by the chief executive officer and the chief financial officer;

      o the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

      o a prohibition on insider trading during pension plan black out periods;

      o     disclosure of off-balance sheet transactions;

      o     a prohibition on personal loans to directors and officers;

      o     expedited filing requirements for Form 4's;

      o disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

      o     "real time" filing of periodic reports;

      o     the formation of a public accounting oversight board;

      o     auditor independence; and

      o various increased criminal penalties for violations of securities laws.

      The SOA contains provisions, which were effective upon enactment on July 30, 2002, and provisions which will be phased in from 30 days to one year after enactment. The SEC was delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

Environmental Regulation

      The Company does not anticipate that compliance with environmental laws and regulations will have any material effect on capital, expenditures, earnings, or on its competitive position. However, environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions. Environmentally contaminated properties owned by an institution's borrowers may result in a drastic reduction in the value of the collateral securing the institution's loans to such borrowers, and liability to the institution for clean-up costs if it forecloses on the contaminated property. To minimize the risk, the Company may require an environmental examination of and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration a potential loss to the institution in relation to the borrower. The Company is not aware of any borrower who is currently subject to any environmental investigation or clean-up proceeding that is likely to have a materially adverse effect on the financial condition or results of operations of the Company.

      There are several federal and state statutes that regulate obligations and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from its own actions, the Company may be held liable under certain circumstances for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by the Company. Further, the liability has the potential to far exceed the original amount of the loan issued by the Company. Currently, the Company is not party to any pending legal proceeding pursuant to any environmental statute, nor is the Company aware of any circumstances that may give rise to liability under such statute.

Effects of Inflation

      Inflation has some impact on the Company's operating costs. Unlike many industrial companies, however, substantially all of the Company's assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general levels of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

Interest Rate Sensitivity and Market Risk

      For further discussion, see page 17 of "Quantitative and Qualitative Disclosures about Market Risk", included herein.

Federal Taxation

      The Company is subject to those rules of federal income taxation generally applicable to corporations, and reports its respective income and expenses on the accrual method of accounting. The Company and its subsidiary file a consolidated federal income tax return on a calendar year basis. Inter-company distributions and certain other items of income and loss derived from inter-company transactions are eliminated upon the consolidation of all group members' respective taxable income and losses.

      The Internal Revenue Code ("IRC") imposes a corporate alternative minimum tax ("AMT"). The corporate AMT only applies if such tax exceeds a corporation's regular tax liability. In general, AMT is calculated by multiplying the corporate AMT rate of 20% by an amount equal to the excess of (1) the sum of (a) regular taxable income plus (b) certain adjustments and tax preference items ("alternative minimum taxable income" or "AMTI") over (ii) an exemption amount ($40,000 for a corporation, that such amount is reduced by 25% of the excess of AMTI over $150,000 and is completely eliminated when AMTI exceeds $310,000). The excess of the AMT over the regular tax for the taxable year is the taxpayer's net minimum tax liability.

State Tax

      The Bank is subject to the Commonwealth of Pennsylvania's shares and loan tax for financial institutions. The tax is assessed on the Bank's average shareholders' equity over the prior six years, as adjusted for certain types of investments. Presently the tax rate is 1.25%.

Competition

      The financial services industry in the Company's service area is extremely competitive. The Company's competitors within its service area include banks and bank holding companies with substantially greater resources. Many competitors have substantially higher legal lending limits.

      The Company's business is not seasonal nor does it rely on a select group of customers to support its business activities. In addition, savings banks, savings and loan associations, credit unions, money market and other mutual funds, mortgage companies, leasing companies, finance companies and other financial services companies offer products and services similar to those offered by the Company, on competitive terms.

      Many bank holding companies have elected to become financial holding companies under the Gramm-Leach-Bliley Act, which gives them a broader range of products with which the Company must compete. Although the long-range effects of this development cannot be predicted, most probably it will further narrow the differences and intensify competition among commercial banks, investment banks, insurance firms and other financial services companies.

Disclosure of Significant Policies

      Disclosure of the Company's significant accounting policies is included in
Note 1 of the Notes to Consolidated Financial Statements included in this Report. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained in Management's Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses.

      Significant estimates are made by management in determining the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan review, financial and managerial strengths of borrowers, adequacy of collateral, if collateral dependent, or present value of future cash flows and other relevant factors.

Statistical Data

      The following disclosures are included in Management's Discussion and Analysis, Item 7, hereof, and are incorporated by reference in this Item 1:

      o     Interest Rate Sensitivity Analysis.

      o     Interest Income and Expense, Volume and Rate Analysis.

      o     Investment Portfolio.

      o     Loan Maturity and Interest Rate Sensitivity.

      o     Loan Portfolio.

      o     Allocation of Allowance for Loan Losses.

      o     Deposits.

      o     Short-Term Borrowings.

Employees

      As of March 5, 2004, the Company employed 104 full-time employees and 18 part-time employees. The Company enjoys a good relationship with its employees, who are not represented by a collective bargaining agreement.

AVAILABLE INFORMATION

      Upon a shareholder's written request, a copy of the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as required to be filed with the SEC pursuant to Exchange Act Rule 13a-1, may be obtained, without charge, on the Company's website: www.eastpennbank.com, or by contacting Theresa M. Wasko, Treasurer and Chief Financial Officer, East Penn Financial Corporation, 731 Chestnut Street, Emmaus, PA 18049 or via e-mail: twasko@eastpennbank.com.

ITEM 2. PROPERTIES

      The Company's headquarters and principal place of business is located at 731 Chestnut Street, Emmaus, Lehigh County, Pennsylvania, 18049. The Company does not directly own or lease any properties in its own name, but rather, in the name of the Bank. The Bank owns the main office building clear of any lien. The main office, which is in good condition, was constructed in 1993, and is a brick construction consisting of approximately 9,100 square feet of retail operation and executive office space.

      In addition to the main office, the Bank owns or leases six branches, one operations building and one administrative office as follows:

    Location Address              Description & Square Footage                  Purpose
--------------------------     -----------------------------------       ---------------------

6890 Hamilton Boulevard        Bank owned-brick construction;            Utilized as a branch
Trexlertown, Pennsylvania      Comprised of 4,500 square feet;           and occupied by East
Lehigh County                  Opened November 1996                      Penn Mortgage Co.
                               Property mortgage:  none

201 West Main Street           Bank owned-brick construction;            Utilized as a branch
Macungie, Pennsylvania         Land leased; Comprised of 2,500
Lehigh County                  square feet; Opened October 1997
                               2003 land lease expense:  $49,605
                               Property mortgage:  none

951 State Street               Premises leased by Bank;                  Utilized as a branch
Mertztown, Pennsylvania        Comprised of 1,700 square feet;
Berks County                   Opened November, 1998
                               2003 rent expense:  $24,235

    Location Address              Description & Square Footage                  Purpose
--------------------------     -----------------------------------       ---------------------

1251 S. Cedar Crest Blvd.      Premises leased by Bank;                  Utilized as a branch
Allentown, Pennsylvania        Comprised of 2,300 square feet;
Lehigh County                  Opened January 1999
                               2003 rent expense:  $46,263

861 North Route 100            Bank owned-brick construction;            Utilized as a branch
Fogelsville, Pennsylvania      Comprised of 2,149 square feet;
Lehigh County                  Opened November 1999
                               Property mortgage:  none

500 Macungie Avenue            Premises leased by Bank is                Utilized as a branch
Emmaus, Pennsylvania           located within Emmaus High
Lehigh County                  School, which is brick construction;
                               Space is comprised of 900 square feet;
                               Opened November 1999
                               2003 rent expense:  none

18 S. Seventh Street           Bank owned-wood construction;             Operations center
Emmaus, Pennsylvania           Comprised of 4,800 square feet;
Lehigh County                  Opened September 1998
                               Property mortgage:  none

4283 Chestnut Street           Premises leased by Bank;                  Administrative offices
Emmaus, Pennsylvania           Comprised of 5,100 square feet;
Lehigh County                  Opened August 1999
                               2003 rent expense:  $41,715

Management believes that these buildings are in good condition and are adequate for the Company's current purposes.

The Bank signed two agreements; one is for the purchase of land located at Harrison Street and State Road, Emmaus, Pennsylvania to build a branch office, and the other is to purchase property located at 22 South 2nd Street, Emmaus, Pennsylvania, for administrative offices. Total cost of both purchases will be $2,164,000. Settlement on the 22 South 2nd Street property occurred on February 27, 2004, while settlement on the branch property is expected to be finalized some time during the remainder of 2004. The Bank received the appropriate regulatory approvals for both locations. At December 31, 2003, there are currently $214,000 of deposits paid by the Bank relating to the purchase of the properties.

ITEM 3. LEGAL PROCEEDINGS

      The nature of the Company's business generates some litigation involving matters arising in the ordinary course of business. Management is not aware of any litigation that would have a materially adverse effect on the consolidated financial position of the Company. There are no proceedings pending other than ordinary routine litigation incidental to the business of the Company. In addition, no material proceedings against the Company are known to be contemplated by governmental authorities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      During September 2000, the Bank filed an application to have its common stock shares quoted on the NASDAQ SmallCap Market. The Bank received the approval and its common stock commenced trading on February 15, 2001 under the symbol "EPEN". As part of the Plan of Reorganization to form the bank holding company, which became effective July 1, 2003, each share of common stock of the Bank was exchanged for one share of common stock of the Company. The Company's common stock continues to trade on the NASDAQ SmallCap Market under the same symbol "EPEN".

      The information provided below reflects the actual high, low and closing prices and the status of dividends declared for each share of the Company's common stock for each quarter of 2003 and 2002. The prices do not include retail mark-ups or markdowns or any commissions to broker-dealers.

                                  Stock Price Range
                                ---------------------              Closing
                                High              Low               Price
                                ----              ---               -----
2003
First Quarter                 $ 5.89            $ 5.32             $ 5.65
Second Quarter                  8.75              5.65               8.74
Third Quarter                   9.10              7.30               9.00
Fourth Quarter                  9.49              8.75               9.10
2002
First Quarter                 $ 5.65            $ 4.88             $ 5.00
Second Quarter                  5.50              4.56               5.19
Third Quarter                   5.70              4.89               5.09
Fourth Quarter                  5.48              4.80               5.38

      The Bank declared a cash dividend of $0.10 per share during 2003, payable June 30, 2003 to all shareholders of record as of June 16, 2003. The aggregate amount of dividends paid in 2003 was $661,000. During 2002, the Bank declared a cash dividend of $0.06 per share. The aggregate dividends paid in 2002 were $396,000.

      The future dividend policy of the Company is subject to the discretion of the Board of Directors, who will incorporate into their decision such factors as future earnings, financial conditions, cash needs, capital requirements and general business conditions. Holders of common stock will be entitled to receive dividends as and when declared by the Company's Board of Directors out of funds legally available for that purpose. Such payment, however, will be subject to the regulatory restrictions set forth in the Pennsylvania Banking Code of 1965, the Federal Reserve Act and the FDIA.

      The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings, which were $7,645,000 at December 31, 2003. Cash dividends must be approved by the FRB if the total of all cash dividends declared by the Company in any calendar year, including the proposed cash dividend, exceeds the total of the Company's net profits for that year plus its retained net profits from the preceding two years less any required transfers to surplus or to a fund for the retirement of preferred stock, if any. The FDIA generally prohibits all payment of dividends by any bank, which is in default of any assessment of the FDIC. As of December 31, 2003, the Company was not in default of any FDIC assessments.

      As of December 31, 2003, there were approximately 2,600 shareholders of record of the Company's common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

      The information required to be set forth hereunder is incorporated by reference to page 10 of East Penn Financial Corporation's Proxy Statement.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes presented elsewhere herein.

                                                                          December 31
(IN THOUSANDS, EXCEPT PER SHARE DATA)                 2003        2002        2001        2000        1999
                                                    --------------------------------------------------------
Balance Sheet Data:
Total assets                                        $337,939    $272,077    $233,329    $220,320    $189,315
Securities available for sale                        106,230      62,421      48,773      46,548      41,896
Securities held to maturity, at cost                   1,051       1,808       1,861       2,628       2,753
Mortgages held for sale                                  956       3,363       2,349         913          --
Loans receivable                                     207,016     176,987     153,765     147,161     126,275
Allowance for loan losses                              2,403       2,167       1,843       1,544       1,327
Premises and equipment, net                            6,181       6,033       5,520       5,401       5,415

Non-interest bearing deposits                         36,961      32,607      26,700      25,510      20,375
Interest bearing deposits                            242,937     211,033     179,936     168,605     149,668
                                                    --------    --------    --------    --------    --------
Total deposits                                       279,898     243,640     206,636     194,115     170,043

Stockholders' equity                                  19,543      19,664      16,575      14,715      12,954

Common shares outstanding                              6,299       6,603       6,603       6,495       6,495
Book value per share                                $   3.10    $   2.98    $   2.51    $   2.27    $   1.99

Statement of Income Data:
Total interest income                               $ 14,897    $ 14,652    $ 14,963    $ 14,739    $ 11,845
Total interest expense                                 4,685       5,378       7,253       7,776       5,619
                                                    --------    --------    --------    --------    --------
Net interest income                                   10,212       9,274       7,710       6,963       6,226

Provision for loan losses                                380         367         367         480         360
                                                    --------    --------    --------    --------    --------
Net interest income after provision                    9,832       8,907       7,343       6,483       5,866
Other income                                           2,271       1,669       1,341         862         600
Other expenses                                         8,368       7,414       6,816       6,293       5,377
Income tax expense                                       926         759         295          78         130
                                                    --------    --------    --------    --------    --------
Net income                                          $  2,809    $  2,403    $  1,573    $    974    $    959
                                                    ========    ========    ========    ========    ========

Basic earnings per share                            $   0.43    $   0.36    $   0.24    $   0.15    $   0.15
Diluted earnings per share                          $   0.43    $   0.36    $   0.24    $   0.15    $   0.15
Cash dividends per common share                     $   0.10    $   0.06    $   0.05           0           0
Dividend payout ratio                                  23.26%      16.66%      20.83%          0           0

Selected Financial Ratios:
Net loans as a percent of deposits                     73.10%      71.75%      73.52%      75.02%      73.48%
Average stockholders' equity to average assets          6.76%       7.08%       7.19%       6.48%       7.64%
Allowance for loan losses to total loans                1.16%       1.22%       1.20%       1.05%       1.05%
Nonperforming loans to total loans                      0.21%       0.51%       0.64%       1.02%       1.02%
Allowance for loan losses to non-performing loans     553.69%     241.58%     188.64%     103.00%     102.55%

Selected Operating Ratios:
Return on average equity                               13.96%      13.35%       9.82%       7.31%       7.31%
Return on average assets                                0.95%       0.95%       0.71%       0.47%       0.56%
Equity to assets                                        5.78%       7.23%       7.10%       6.68%       6.84%
Net interest margin                                     3.85%       4.10%       3.92%       3.80%       4.10%
Other income to average assets                          0.76%       0.66%       0.60%       0.42%       0.35%
Other expenses to average assets                        2.81%       2.92%       3.06%       3.06%       3.13%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF EAST PENN FINANCIAL CORPORATION YEARS ENDED
        DECEMBER 31, 2003, 2002 AND 2001

      Information required under this Item 7 is incorporated by reference to the Registrant's 2003 Annual Report to Shareholders under the heading, "Management Discussion and Analysis of Financial Condition and Results of Operations of East Penn Financial Corporation".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information required under this Item 7A is incorporated by reference to the Registrant's 2003 Annual Report to Shareholders under the heading, "Quantitative Qualitative Disclosures About Market Risk".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information required under this Item 8 is incorporated by reference to the Registrant's 2003 Annual Report to Shareholders under the heading, "Financial Statements".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no material changes in the Company's internal control over financial reporting during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item is incorporated by reference herein to the Registrant's Proxy Statement, under the heading, "Election of Directors", and "Section 16(a) Beneficial Ownership Reporting Compliance" for its 2004 Annual Meeting of Shareholders to be held May 6, 2004.

      The Registrant has adopted a Code of Ethics, which is attached to this Report as Exhibit 14.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference herein, to the Registrant's Proxy Statement, under the heading, "Compensation and Plan Information", for its 2004 Annual Meeting of Shareholders to be held May 6, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this Item is incorporated by reference herein, to the Registrant's Proxy Statement, under the heading, "Share Ownership", "Shareholder Return Performance Graph" and "Board

Compensation Committee Report on Executive Compensation", for its 2004 Annual Meeting of Shareholders to be held May 6, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated by reference herein, to the Registrant's Proxy Statement, under the heading, "Election of Directors", "Compensation and Plan Information" and "Transactions with Directors and Executive Officers", for its 2004 Annual Meeting of Shareholders to be held May 6, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is incorporated by reference to the Registrant's Proxy Statement under the heading, "Report of the Audit Committee", for its 2004 Annual Meeting of Shareholders to be held May 6, 2004.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.    Financial statements are incorporated by reference in Part II,
            Item 8 hereof.

            Independent Auditor's Report
            Consolidated Balance Sheets
            Consolidated Statements of Income
            Consolidated Statements of Cash Flows
            Consolidated Statements of Stockholders' Equity
            Notes to Consolidated Financial Statements

      2. The financial statement schedules, required by Regulation S-X, are omitted because the information is either not applicable or is included elsewhere in the consolidated financial statements.

      3. The following Exhibits are filed as part of this filing on Form 10-K, or incorporated by reference hereto:

            3(i) Registrant's Articles of Incorporation, as amended, are incorporated herein by reference to Annex B to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

            3(ii) Registrant's By-Laws are incorporated by reference to Annex C to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

            10.1 East Penn Financial Corporation's 1999 Stock Incentive Plan for the benefit of officers and key employees is incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

            10.2 East Penn Financial Corporation's 1999 Independent Directors Stock Option Plan for the benefit of non-employee directors is incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

            10.3 Executive Employment Agreement between East Penn Bank and Brent L. Peters, dated April 12, 2001, is incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

            10.4 The Supplemental Executive Retirement Agreement ("SERP") between East Penn Bank and Brent L. Peters, dated May 31, 2001, is incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

            11 Statement re: Computation of per share earnings is incorporated by reference herein from Note 1 of the Consolidated Financial Statements contained in the Company's 2003 Annual Report.

            13    2003 Annual Report.

            14    Code of Ethics.

            31.1 Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/15d-15(e).

            31.2 Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/15d-15(e).

            32.1 Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.

            32.2 Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.

(b)   Reports on Form 8-K

      On October 15, 2003, the Registrant filed a Current Report on Form 8-K to submit a copy of the Registrant's press release, dated October 14, 2003, regarding East Penn Financial Corporation's announcement to repurchase 308,292 shares of common stock, totaling an aggregate of $1,849,752, from an independent, private investor.

      On October 20, 2003, the Registrant filed a Current Report on Form 8-K to submit a copy of the Registrant's press release, dated October 16, 2003, disclosing its earnings for the third quarter ended September 30, 2003.

      On November 25, 2003, the Registrant filed a Current Report on Form 8-K to submit a copy of the Registrant's press release, dated November 25, 2003, regarding the appointment of Allen E. Kiefer to the Boards of Directors of East Penn Financial Corporation and East Penn Bank.

      On December 16, 2003, the Registrant filed a Current Report on Form 8-K to submit a copy of the Registrant's press release, dated December 16, 2003, regarding the approval of two executive officer promotions by the Board of Directors of East Penn Financial Corporation.

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

                                    East Penn Financial Corporation
                                    (Registrant)


                                    By:    /s/ Brent L. Peters
                                          --------------------------------------
                                          Brent L. Peters
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

                                    Date: March 29, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                  DATE
                                                                  ----


By:  /s/ Brent L. Peters                                     March 29, 2004
     --------------------------------------------         --------------------
     Brent L. Peters
     President, Chief Executive Officer and
     Director (Principal executive officer)


By:  /s/ Theresa M. Wasko                                    March 29, 2004
     --------------------------------------------         --------------------
     Theresa M. Wasko
     Treasurer and Chief Financial Officer
     (Principal financial and principal
     accounting officer)


By:  /s/ Dale A. Dries                                       March 29, 2004
     --------------------------------------------         --------------------
     Dale A. Dries
     Director


By:  /s/ Thomas R. Gulla                                     March 29, 2004
     --------------------------------------------         --------------------
     Thomas R. Gulla
     Director


By:  /s/ Allen E. Kiefer                                     March 29, 2004
     --------------------------------------------         --------------------
     Allen E. Kiefer
     Director


By:  /s/ Forrest A. Rohrbach                                 March 29, 2004
     --------------------------------------------         --------------------
     Forrest A. Rohrbach
     Chairman of the Board and Director

By:  /s/ Gordon K. Schantz                                   March 29, 2004
     --------------------------------------------         --------------------
     Gordon K. Schantz
     Director


By:  /s/ Linn H. Schantz                                     March 29, 2004
     --------------------------------------------         --------------------
     Linn H. Schantz
     Director


By:  /s/ Donald R. Schneck                                   March 29, 2004
     --------------------------------------------         --------------------
     Donald R. Schneck
     Vice Chairman of the Board and Director


By:  /s/ Peter L. Shaffer                                    March 29, 2004
     --------------------------------------------         --------------------
     Peter L. Shaffer
     Director


By:  /s/ Konstantinos A. Tantaros                            March 29, 2004
     --------------------------------------------         --------------------
     Konstantinos A. Tantaros
     Director


By:  /s/ F. Geoffrey Toonder                                 March 29, 2004
     --------------------------------------------         --------------------
     F. Geoffrey Toonder
     Director


By:  /s/ Donald S. Young                                     March 29, 2004
     --------------------------------------------         --------------------
     Donald S. Young
     Director

                                  Exhibit Index

3(i) Registrant's Articles of Incorporation, as amended, are incorporated herein by reference to Annex B to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

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

10.4 The Supplemental Executive Retirement Agreement ("SERP") between East Penn Bank and Brent L. Peters, dated May 31, 2001, is incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

11 Statement re: Computation of per share earnings is incorporated by reference herein from Note 1 of the Consolidated Financial Statements contained in the Company's 2003 Annual Report.

13    2003 Annual Report.

14    Code of Ethics.

31.1  Certification of Chief Executive Officer pursuant to Rule
      13a-15(e)/15d-15(e).

31.2  Certification of Chief Financial Officer pursuant to Rule
      13a-15(e)/15d-15(e).

32.1 Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.