Form 10-Q
period 2004-03-31
EAST PENN FINANCIAL CORP
filed 2004-05-14
CIK 1220483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2004

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from to .

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

      6,299,460 shares of common stock, par value $0.625 per share, outstanding as of April 30, 2004.

                         EAST PENN FINANCIAL CORPORATION
                                      INDEX
                          QUARTERLY REPORT ON FORM 10-Q

                                                                                  Page
Part I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets                                       3
                     March 31, 2004 (Unaudited) and December 31, 2003

                  Consolidated Statements of Income (Unaudited)                     4
                     Three months ended March 31, 2004 and March 31, 2003

                  Consolidated Statements of Stockholders' Equity (Unaudited)       5
                     Three months ended March 31, 2004 and March 31, 2003
                  Consolidated Statements of Cash Flows (Unaudited)                 6
                     Three months ended March 31, 2004 and March 31, 2003

                  Notes to Interim Consolidated Financial Statements (Unaudited)    7

         Item 2.  Management's Discussion and Analysis of Financial Condition      10
                   and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk       18

         Item 4.  Controls and Procedures                                          18

Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                18

         Item 2.  Changes in Securities and Use of Proceeds and Issuer Purchases   18
                   of Equity Securities

         Item 3.  Defaults Upon Senior Securities                                  18

         Item 4.  Submission of Matters to a Vote of Security Holders              19

         Item 5.  Other Information                                                19

         Item 6.  Exhibits and Reports on Form 8-K                                 19

SIGNATURES                                                                         21

EXHIBIT INDEX                                                                      22

ITEM 1. FINANCIAL STATEMENTS

                         EAST PENN FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                      March 31,     December 31,
(In thousands)                                          2004           2003
                                                     (Unaudited)     (Audited)
                                                     -----------    ------------
ASSETS
  Cash and due from banks                            $     6,395    $     7,526
  Interest bearing deposits                                1,585            333
  Federal funds sold                                       6,642            734
                                                     -----------    -----------
    Cash and cash equivalents                             14,622          8,593
  Interest bearing time deposits                              --            200
  Securities available for sale                          101,841        106,230
  Securities held to maturity                              1,051          1,051
                                                     -----------    -----------
      Total securities                                   102,892        107,281
  Mortgages held for sale                                  2,184            956
  Loans, net of unearned income                          207,503        207,016
    Less: allowance for loan losses                       (2,541)        (2,403)
                                                     -----------    -----------
      Total net loans                                    204,962        204,613

  Bank premises and equipment, net                         7,434          6,181
  Other real estate owned                                    149            276
  Bank owned life insurance                                7,002          5,426
  Accrued interest receivable and other assets             4,149          4,413
                                                     -----------    -----------

         Total assets                                $   343,394    $   337,939
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits:
     Noninterest bearing                             $    39,456    $    36,961
     Interest bearing                                    243,974        242,937
                                                     -----------    -----------
     Total deposits                                      283,430        279,898
  Federal funds purchased and securities
    sold under agreements to repurchase                    4,976          4,512
  Long-term debt                                          25,000         25,000
  Junior subordinated debentures                           8,248             --
  Mandatory redeemable capital debentures                     --          8,000
  Accrued interest payable and other liabilities           1,167            986
                                                     -----------    -----------

         Total liabilities                               322,821        318,396

STOCKHOLDERS' EQUITY
  Preferred stock, no par value; authorized
    16,000,000 shares; none issued                            --             --
 Common stock, par value $0.625 per share
    authorized 40,000,000 shares; issued 2004
    6,607,752 shares; 2003 6,607,452 shares;
    outstanding 2004  6,299,460 shares; 2003
    6,299,160 shares                                       4,130          4,130
  Surplus                                                  9,220          9,218
  Retained earnings                                        7,892          7,645
  Accumulated other comprehensive income                   1,181            400
  Less: Treasury stock - at cost, 308,292 shares          (1,850)        (1,850)
                                                     -----------    -----------
         Total stockholders' equity                       20,573         19,543
                                                     -----------    -----------

         Total liabilities and
            stockholders' equity                     $   343,394    $   337,939
                                                     ===========    ===========

See Notes to Consolidated Financial Statements

                                    EAST PENN
                              FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                             Three Months Ended
                                                            --------------------
(In thousands, except per share data)                         2004        2003
                                                            --------    --------

Interest income
  Interest and fee income on loans                          $  2,949    $  2,851
  Securities:
     Taxable                                                     989         554
     Tax-exempt                                                  127         136
  Other                                                            5          30
                                                            --------    --------
         Total interest income                                 4,070       3,571

Interest expense
  Deposits                                                       945       1,173
  Federal funds purchased and securities
    sold under agreements to repurchase                           13           9
  Other borrowed funds                                           198          --
  Junior subordinated debentures                                 136          --
                                                            --------    --------
         Total interest expense                                1,292       1,182
                                                            --------    --------

         Net interest income                                   2,778       2,389

  Provision for loan losses                                      154         114
                                                            --------    --------

         Net interest income after
           provision for loan losses                           2,624       2,275

Other income
  Customer service fees                                          221         213
  Mortgage banking activities, net                               108          98
  Net realized gains on sale of securities                        17          --
  Income from investment in life insurance                        76          66
  Other income                                                    87          74
                                                            --------    --------
         Total other income                                      509         451

Other expense
  Salaries and wages                                             908         819
  Employee benefits                                              278         271
  Occupancy                                                      177         167
  Equipment                                                      174         163
  Other operating expenses                                       617         530
                                                            --------    --------
         Total other expense                                   2,154       1,950
                                                            --------    --------

  Income before income taxes                                     979         776

  Federal income taxes                                           228         188
                                                            --------    --------

         Net income                                         $    751    $    588
                                                            ========    ========

Basic earnings per share                                    $   0.12    $   0.09

Diluted earnings per share                                  $   0.12    $   0.09

Cash dividends per common share                             $   0.08    $   0.00

See Notes to Consolidated Financial Statements

                         EAST PENN FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           For the Three Months Ended
                        March 31, 2004 and March 31, 2003
                                   (Unaudited)

                                                                       Accumulated
                                                                         Other
                                     Common                Retained   Comprehensive  Treasury
(In thousands)                       Stock      Surplus    Earnings      Income       Stock        Total
---------------------------------------------------------------------------------------------------------
Balance, December 31, 2002           $4,842     $12,402     $5,497       $  849      ($3,926)     $19,664
                                                                                                  -------
 Comprehensive income:
 Net income                              --          --        588           --           --          588
 Changes in net unrealized gains
   on securities available
   for sale, net of tax effect           --          --         --          226           --          226
                                                                                                  -------
    Total comprehensive income                                                                        814
                                     --------------------------------------------------------------------
  Balance, March 31, 2003            $4,842     $12,402     $6,085       $1,075      ($3,926)     $20,478
                                     ====================================================================

Balance, December 31, 2003           $4,130     $ 9,218     $7,645       $  400      ($1,850)     $19,543
 Comprehensive income:
 Net income                              --          --        751           --           --          751
 Changes in net unrealized gains
   on securities available
   for sale, net of tax effect           --          --         --          781           --          781
                                                                                                  -------
     Total comprehensive income                                                                     1,532
                                                                                                  -------
Exercise of 300 common stock
   options                               --           2         --           --           --            2

Cash dividends ($0.08 per share)         --          --       (504)          --           --         (504)
                                     --------------------------------------------------------------------
  Balance, March 31, 2004            $4,130     $ 9,220     $7,892       $1,181      ($1,850)     $20,573
                                     ====================================================================

See Notes to Consolidated Financial Statements

                         EAST PENN FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                Three Months Ended March 31,
(In thousands)                                                    2004                2003
                                                                --------            --------
CASH FLOWS from OPERATING ACTIVITIES
  Net income                                                    $    751            $    588
  Adjustments to reconcile net income to net cash
    provided by  (used in) operating activities:
  Provision for loan losses                                          154                 114
  Provision for depreciation and amortization                        156                 129
  Net amortization of securities premiums and discounts               68                  73
  Net realized (gain) on sale of securities                          (17)                 --
  Proceeds from sale of mortgage loans                             6,645              11,774
  Net gain on sale of loans                                         (108)                (98)
  Loans originated for sale                                       (7,765)            (12,719)
  Earnings on investment in life insurance                           (76)                (66)
  (Increase) decrease in accrued interest receivable
     and other assets                                                110                (269)
  Increase (decrease) in accrued interest payable
     and other liabilities                                           181                  48
                                                                --------            --------
         Net cash provided by (used in) operating activities          99                (426)
                                                                --------            --------

CASH FLOWS from INVESTING ACTIVITIES
  (Increase) decrease in interest bearing time deposits              200                  --
  Purchases of available for sale securities                        (767)             (8,054)
  Proceeds from maturities of and principal repayments
     on available for sale securities                              2,946               6,061
  Proceeds from sale of securities                                 3,342                  --
  Proceeds from maturities of and principal repayments
     on held to maturity securities                                   --                  80
  Proceeds from the sale of other real estate owned                  127                  --
  Net increase in loans                                             (503)             (1,895)
  Purchases of bank premises and equipment                        (1,409)               (255)
  Purchase of life insurance                                      (1,500)                 --
                                                                --------            --------

         Net cash provided by (used in) investing activities       2,436              (4,063)
                                                                --------            --------

CASH FLOWS from FINANCING ACTIVITIES
  Net increase in deposits                                         3,532              12,844
  Net increase (decrease) in federal funds purchased and
     securities sold under agreements  to repurchase                 464              (2,581)
  Proceeds from the exercise of stock options                          2                  --
  Dividends paid                                                    (504)                 --
                                                                --------            --------
         Net cash provided by financing activities                 3,494              10,263
                                                                --------            --------
         Increase in cash and cash equivalents                     6,029               5,774

  Cash and cash equivalents:
    Beginning of period                                            8,593              15,605
                                                                --------            --------
    End of period                                               $ 14,622            $ 21,379
                                                                ========            ========

SUPPLEMENTAL DISCLOSURES of CASH FLOW INFORMATION
  Cash payments for:
    Interest                                                    $  1,342            $  1,254
                                                                ========            ========
    Federal income taxes                                        $      0            $    200
                                                                ========            ========

See Notes to Consolidated Financial Statements

                         EAST PENN FINANCIAL CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

1.    Basis of Presentation

            East Penn Financial Corporation (the "Company") was incorporated on January 27, 2003 for the purpose of forming a bank holding company. On July 1, 2003, the Company completed the reorganization and merger with East Penn Bank (the "Bank") and its wholly owned subsidiary, East Penn Mortgage Company, into the holding company form of ownership. In the reorganization, the Bank became a wholly owned banking subsidiary of the Company. On July 31, 2003, the Company formed East Penn Statutory Trust I (the "Trust"), a Connecticut statutory business trust, for the purpose of issuing $8 million in capital pass-through securities to investors.

            The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, the Bank. All significant intercompany accounts and transactions have been eliminated.

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

            Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2.    Investment in Bank

      On September 23, 2003, the Company purchased 141,300 shares of the common shares outstanding of a newly formed de novo bank, named Berkshire Bank, located in Wyomissing, Pennsylvania. The amount of the investment was $1,413,000, at September 30, 2003. On October 22, 2003, the Company purchased an additional 12,123 shares, for $121,230, of Berkshire Bank for a total investment of $1,534,230. The investment is included in other assets and is accounted for under the cost method of accounting.

3.    Earnings per Share

            The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three Months Ended
                                                                March 31,
                                                            2004         2003
                                                         -----------------------

      Net income applicable to common stock              $  751,000   $  588,000
                                                         =======================

      Weighted-average common shares outstanding          6,299,170    6,602,552
      Effect of dilutive securities, stock options           19,961        1,594
                                                         -----------------------

      Weighted-average common shares outstanding
           used to calculate diluted earnings per share   6,319,131    6,604,146
                                                         =======================

      Basic earnings per share                           $     0.12   $     0.09
                                                         =======================
      Diluted earnings per share                         $     0.12   $     0.09
                                                         =======================

4.    Comprehensive Income

            The components of other comprehensive income and related tax effects for the three months ended March 31, 2004 and 2003 are as follows:

                                                   Three Months Ended March 31,
                                                      2004               2003
                                                   ---------          ---------
      (In thousands)
      Unrealized holding gains on
           available for sale securities           $   1,200          $     343
      Less reclassification adjustments for
           gains included in net income                   17                 --
                                                   ---------          ---------
      Net unrealized gains                             1,183                343
      Tax effect                                        (402)              (117)
                                                   ---------          ---------

               Net of tax amount                   $     781          $     226
                                                   =========          =========

5.    Stock Option Plan

            The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". No stock options were issued or vested in the three months ended March 31, 2004 and 2003. Therefore, no compensation costs could have been recognized for options granted in 2004 and 2003.

6.    Guarantees

            The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $626,000 of standby letters of credit as of March 31, 2004. Management believes that the proceeds obtained through liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2004 for guarantees under standby letters of credit is not material.

7.    New Accounting Standards

            In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", which was revised in December 2003. This Interpretation provides guidance for the consolidation of variable interest entities (VIEs). The Trust qualifies as a variable interest entity under FIN 46. The Trust issued mandatory redeemable preferred securities, "Trust Preferred Securities", to third party investors and loaned the proceeds to the Company. The Trust holds, as its sole asset, subordinated debentures issued by the Company.

            FIN 46 required the Company to deconsolidate the Trust from the consolidated financial statements as of March 31, 2004. There has been no restatement of prior periods. The impact of this deconsolidation was to increase junior subordinated debentures or long-term debt by $8,248,000 and reduce the mandatory redeemable capital debenture line item by $8,000,000, which had represented the Trust Preferred Securities of the Trust. The Company's equity interest in the Trust subsidiary of $248,000, which had previously been eliminated in the consolidation, is now reported in "other assets" as of March 31, 2004. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier I Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them. The adoption of FIN 46 did not have an impact on the Company's results of operations or liquidity.

ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 March 31, 2004

      The following is management's discussion and analysis of the significant changes in the consolidated results of operations, capital resources and liquidity presented in the accompanying unaudited consolidated financial statements for the Company. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as, the Company's December 31, 2003 Annual Report on Form 10-K. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

      - economic, political and competitive forces affecting the Company's services, and

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

CRITICAL ACCOUNTING POLICIES

      Disclosure of the Company's significant accounting policies is included in
Note 1 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained on pages 11and 13 of this report for the provision and allowance for loan losses.

OVERVIEW

      Net income for the three months ended March 31, 2004 and 2003 was $751,000 and $588,000. The increase of $163,000, or 27.7%, is due in part to an increase of 16.3% in net interest income and a 12.9% increase in the Company's other income, primarily due to an increase in customer service fees, fees from mortgage banking activities and a $17,000 gain on sale on securities. On a basic and diluted per share basis, net income for the three months ended March 31, 2004 was $0.12, respectively, as compared with $0.09 for the three months ended March 31, 2003. Net income as a percentage of average assets on an annualized basis, also known as return on average assets, increased to 0.89% for the first three months of 2004 from 0.86% for the first three months of 2003 as a result of increased net income which offset the 23.9% increase in total average assets. Net income as a percentage of total average stockholders' equity on an annualized basis, also known as return on average equity, was 15.6% and 11.8% for the first three months of 2004 and 2003.

      During the first three months of 2004, the Company's assets grew $4,425,000, or 1.4%, to $343,394,000 as of March 31, 2004 from $337,939,000 as of December 31, 2003. This increase is
primarily attributable to increased cash and cash equivalents, which increased $6,029,000. This increased liquidity resulted from the proceeds of investment security sales and prepayments, which caused the investment portfolio to decline by $4,389,000. Gross loans increased to $207,503,000, or 0.2% during the first three months of 2004 as compared with $207,016,000 as of December 31, 2003. Total deposits increased by $3,532,000, or 1.3%, during the first three months of 2004 to $283,430,000 as of March 31, 2004 from $279,898,000 as of December
31, 2003. This compares to an increase of $12,844,000, or 5.3%, to $283,202,000 at March 31, 2003.

RESULTS OF OPERATIONS

Net Interest Income

      For the three months ended March 31, 2004, total interest income increased by $499,000, or 14%, to $4,070,000, compared with $3,571,000 for the three months ended March 31, 2003. This increase is the result of a 24.2% increase in average interest-earning assets, which grew $61,397,000, to $315,539,000 for the first three months of 2004, compared with $254,142,000 for the first three months of 2003. The growth in average interest-earning assets was due to increases in investment securities and loans, which were funded primarily from the growth in deposits and long-term debt. While the yield on average interest-earning assets decreased to 5.19% for the three months ended March 31, 2004 from 5.70% for the same period in 2003 as a result of declining interest rates, the overall growth in average interest-earning assets helped to minimize the impact of declining interest rates.

      Total interest expense increased by $110,000, or 9.3%, to $1,292,000 for the three months ended March 31, 2004, from $1,182,000 for the three months ended March 31, 2003. This increase is attributable to an increase of $59,509,000, or 26.9%, in average interest bearing liabilities to $281,025,000 for the first quarter of 2004 from $221,516,000 for the first quarter of 2003. Growth in deposits and long-term debt contributed to the increase in average interest bearing liabilities. While cost of funds decreased to 1.85% for the first three months of 2004 as compared with 2.16% for the same period in 2003, the decline was somewhat limited by the added interest expense incurred as a result of the issuance of $8.2 million in junior subordinated debentures, which carry an annual cost of 6.8%.

      Net interest income increased by $389,000, or 16.3%, to $2,778,000 for the three months ended March 31, 2004 from $2,389,000 for the three months ended March 31, 2003. This increase was primarily attributable to the growth in the volume of interest sensitive assets and liabilities, as oppose to the net interest rate spread, which decreased to 3.34% for the first three months of 2004 from 3.54% for the first three months in 2003. The net interest margin decreased to 3.54% from 3.81% for the three-month periods ending March 31, 2004 and 2003. Although interest rates remained at their historic lows in 2004, the Company continued to minimize the deterioration of its net interest rate spread and net interest margin, considering the growth of its interest sensitive assets and liabilities.

Provision for Loan Losses

      For the three months ended March 31, 2004, the provision for loan losses was $154,000, an increase of $40,000, or 35.1%, compared with $114,000 for the three months ended March 31, 2003. The increase in the provision was the result of an increase in loans accorded non-accrual status during the first quarter and growth in commercial loan transactions which were not funded until early April 2004.

      The allowance for loans losses represented 1.22% of total loans at March 31, 2004, compared with 1.16% as of December 31, 2003 and 1.27% as of March 31, 2003. Management performs ongoing assessments of the loan loss reserve in relation to loan portfolio growth, credit exposure to individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is reasonable and adequate for the periods presented.

Other Income

      Other income for the first quarter ended March 31, 2004 increased $58,000, or 12.9%, to $509,000 from $451,000 for the first quarter ended March 31, 2003. This increase is due to a $10,000 increase in mortgage banking fees associated with the increased volume in mortgages originated by the bank and sold in the secondary market, an $8,000 increase in customer service fees, a $17,000 gain on the sale of securities, an increase of $10,000 in income from investment in life insurance. and an increase of $13,000 in other income.

Other Expenses

      For the three months ended March 31, 2004, other expenses increased $204,000, or 10.5%, to $2,154,000 from $1,950,000 for the three months ended
March 31, 2003. The impact of the increase was minimized as a result of management's ongoing efforts to control non-interest expenses as the company continues to grow.

      Salary expenses and related employee benefits were $1,186,000 for the three months ended March 31, 2004, an increase of $96,000, or 8.8%, compared with $1,090,000 for the three months ended March 31, 2003. The increase is attributable to staff additions and normal salary increases.

      Occupancy expenses for the first three months of 2004 increased to $177,000 from $167,000 for the first three months of 2003. The increase of $10,000, or 6%, was not only attributable to increases in normal occupancy costs but also to the snow removal costs incurred during the early part of 2004 as a result of weather factors.

      Equipment expenses increased $11,000, or 6.7%, to $174,000 for the first three months of 2004 from $163,000 for the first three months of 2003. The increase in this expense category was due to the added depreciation expense from the additions made to furniture and equipment.

      Other operating expenses increased $87,000, or 16.4%, to $617,000 for the three months ended March 31, 2004 from $530,000 for the three months ended March 31, 2003. This increase was the result of the Company's growth as well as the additional expenses associated with the implementation of a call center and internet banking and the formation of the holding company and the issuance of junior subordinated debentures.

Income Taxes

      For the three months ended March 31, 2004, the tax provision was $228,000 compared with $188,000 for the three months ended March 31, 2003. This increase of $40,000, or 21.3%, is the result of achieving a higher level of pre-tax net income with a level amount of tax-exempt income.

Net Income

      Net income for the first three months of 2004 was $751,000, an increase of $163,000, or 27.7%, compared with $588,000 for the first three months of 2003. This increase in net income was the result of increases of $389,000 in net interest income and $58,000 in other income, which offset the increases of $40,000 in the provision for loan losses, $204,000 in other operating expenses and $40,000 in federal income tax expense. The increase in net income was attributable to declining rates, where the cost of funds associated with interest sensitive liabilities decreased more than the decline in yield derived from interest sensitive assets, along with an increase in other income, primarily derived from increased customer service fees, mortgage banking activities and gains on sale of investment securities. Basic and diluted earnings per share for the three months ended March 31, 2004 was $0.12 compared with $0.09 for the three months ended March 31, 2003.

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

      Although the Company generally intends to hold its investment securities to maturity, a significant portion of the securities portfolio is classified as available for sale, with new purchases generally categorized as available for sale. Securities in the available for sale category are accounted for at fair value with unrealized appreciation or depreciation, net of tax, reported as a separate component of stockholders' equity. Securities in the held to maturity category are accounted for at amortized cost. The Company invests in securities for the yield they produce and not to profit from trading. The Company holds no trading securities in its portfolio.

      The securities portfolio at March 31, 2004 was $102,892,000, compared to $107,281,000 at December 31, 2003, a decrease of $4,389,000, or 4.1%. The decline was attributable to the sale of investment securities and prepayments of principal. A portion of the proceeds from the sale of securities, in the amount of $1,500,000, were used to purchase additional bank owned life insurance ("BOLI"), which yields tax-exempt income for the Bank. Securities available for sale decreased to $101,841,000 at March 31, 2004 from $106,230,000 at December 31, 2003, while securities held to maturity were $1,051,000 at March 31, 2004 and December 31, 2003.

      The carrying value of the available for sale portion of the portfolio at March 31, 2004 includes an unrealized gain of $1,789,000 (reflected as accumulated other comprehensive income of $1,181,000 in stockholders' equity, net of deferred income tax liability of $608,000). This compares with an unrealized gain at December 31, 2003 of $606,000 (reflected as accumulated other comprehensive income of $400,000 in stockholders' equity, net of deferred income tax liability of $206,000).

Loans

      The loan portfolio comprises the major component of the Company's earning assets. Gross loans receivable, net of unearned fees and origination costs, increased $487,000, or 0.2%, to $207,503,000 at March 31, 2004 from $207,016,000 at December 31, 2003. Loan growth appears to be limited as a result of prepayments as well as the timing associated with the settlement and funding of certain new loans. As a result of these issues, gross loans increased by almost $9 million within the first two weeks after March 31, 2004. Gross loans represented 73.2% of total deposits at March 31, 2004 as compared to 74% at December 31, 2003.

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

      The allowance for loan losses at March 31, 2004 and December 31, 2003 was $2,541,000 and $2,403,000, compared to $2,270,000 at March 31, 2003. The increase in the allowance was attributable, in part, to the growth of the loan portfolio and the shift in the loan mix, where there was continued growth in commercial loans, which generally carry a higher level of credit risk. At March 31, 2004, the allowance for loan losses represented 1.22% of the gross loan portfolio, compared with 1.16% at December 31, 2003. This compares to 1.27% at March 31, 2003. At March 31, 2004, management believes the allowance for loan loss reserve to be reasonable and adequate to meet potential losses.

      Table 1 - "Analysis of Allowance for Loan Loss" - details the activity, which occurred in the allowance over the first three months of 2004 and 2003.

         Table 1 - Analysis of Allowance for Loan Loss (1)

      (in thousands)
                                                      2004         2003
                                                    --------     --------

      Balance, beginning of year                    $  2,403     $  2,167

      Provision charged to operating  expense            154          114
      Charge-offs:
        Commercial                                         0            0
        Real estate                                        0            0
        Consumer                                         (22)         (12)
                                                    --------     --------
        Total charge-offs                                (22)         (12)

      Recoveries:
        Commercial                                         3            0
        Consumer                                           3            1
                                                    --------     --------
        Total recoveries                                   6            1

      Net (charge-offs)                                  (16)         (11)
                                                    --------     --------
                                                    $  2,541     $  2,270
                                                    ========     ========
      Net (charge-offs) recoveries to average net
               loans                                   (0.01)%      (0.01)%

(1)   Bank's loan portfolio is entirely domestic

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

      Table 2 - "Asset Quality Ratios" - summarizes pertinent asset quality ratios at March 31, 2004 and December 31, 2003.

      Table 2 -Asset Quality Ratios

                                                           3/31/04      12/31/03
                                                           -------      --------
         Non-accrual loans/Total loans                       0.43%         0.19%
         Non-performing assets (1) /Total loans              0.52%         0.34%
         Net (charge-offs) recoveries/Average loans          0.01%         0.09%
         Allowance/Total loans                               1.22%         1.16%
         Allowance/Non-accrual  loans                      282.96%       608.35%
         Allowance/Non-performing loans (1)                275.60%       553.69%

(1) - Includes non-accrual loans.

      At March 31, 2004, the Company had other real estate owned as acquired through foreclosure, in the amount of $149,000, which decreased $127,000, from $276,000 at December 31, 2003, as a result of the sale of two residential property loans. The Company expects to dispose of the remaining properties with minimal or no loss.

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

Bank Owned Life Insurance

      The Company has BOLI for a chosen group of employees, namely officers, where the Bank is the owner and beneficiary of the policies. The Bank's deposits and proceeds from the sale of security investments funded the BOLI. Earnings from the BOLI are recognized as other income. The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance, and its tax advantage to the Company. This profitability is used to offset a portion of current and future employee benefit costs and a Nonqualified Supplemental Executive Retirement Plan for the Company's Chief Executive Officer.

      The Company had $7,002,000 and $5,426,000 in BOLI, as of March 31, 2004 and December 31, 2003. Although the BOLI is an asset that may be liquidated, it is the Company's intention to hold this pool of insurance because it provides tax-exempt income that lowers the Company's tax liability, while enhancing its overall capital position. Because of the benefits derived from investing in BOLI, an additional $1,500,000 BOLI investment was made during the first quarter of 2004.

Investment in Bank

      During the fourth quarter of 2003, the Company purchased 153,423 shares for $1,534,230 of common stock outstanding of a newly formed de novo bank, named Berkshire Bank, located in Wyomissing, Berks County, Pennsylvania. The investment, which represents 18.3% of the de novo bank's outstanding common shares, is carried at cost and included in the other assets category on the balance sheet.

Deposits

      Deposits are the major source of the Company's funds for lending and investment purposes. Total deposits at March 31, 2004 were $283,430,000, an increase of $3,532,000, or 1.3%, from total deposits of $279,898,000 at December 31, 2003. The increase in deposits was due to increases of $616,000 in interest bearing demand deposit accounts, $2,927,000 in savings accounts and $2,494,000 in non-interest bearing demand deposit accounts, offset by a decline of $2,505,000 in certificates of deposit. The reduction in certificates of deposit was due to a managed run-off of higher costing deposits into lower costing deposits, which resulted in reducing the Bank's overall cost of funds to 1.85% at March 31, 2004 from 1.94% at December 31, 2003 and 2.16% at March 31, 2003

Federal Funds Purchased and Securities Sold under Agreements to Repurchase

      There were no outstanding balances in federal funds purchased at March 31, 2004 and December 31, 2003. The Bank has a $5,000,000 federal funds line of credit with its main correspondent bank, Atlantic Central Bankers Bank, Camp Hill, Pennsylvania ("ACBB").

      Securities sold under agreements to repurchase were $4,976,000 at March 31, 2004, compared to $4,512,000 at December 31, 2003. Securities sold under agreements to repurchase generally mature in one business day and roll over under a continuing contract.

Long-Term Debt and Borrowing Capacity

      The Bank has a maximum borrowing capacity of approximately $159,228,000 with the Federal Home Loan Bank of Pittsburgh ("FHLB"), out of which $25 million was outstanding at March 31, 2004 and December 31, 2003, resulting in an unused borrowing capacity of $134,228,000. The $25 million borrowing is comprised of the following fixed rate borrowings:

                Maturity                Amount          Rate
            -----------------          --------       --------

            November 28, 2005          $  5,000         2.20%
            November 28, 2006             6,000         2.80
            November 28, 2007             7,000         3.43
            November 28, 2008             7,000         3.78
                                       --------       ------
                     Total             $ 25,000         3.13%
                                       ========       ======

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

      Liquidity from asset categories is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which were $14,622,000 at March 31, 2004, compared to $8,593,000 at December 31, 2003.
Additional asset liquidity sources include principal and interest payments from securities in the Company's investment portfolio and cash flow from its amortizing loan portfolio. Longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. At March 31, 2004, available for sale securities of $87,633,000 were readily available for liquidity purposes, compared to $90,642,000 at December 31, 2003.

      Liability liquidity sources include attracting deposits at competitive rates. Deposits at March 31, 2004 were $283,430,000, compared to $279,898,000 at December 31, 2003. In addition, the Bank has federal fund lines of credit with its main correspondent bank, ACBB, and with the FHLB, which are reliable sources for short and long-term funds.

      The Company's financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk.

      Management is of the opinion that its liquidity position, at March 31, 2004, is adequate to respond to fluctuations "on" and "off" the balance sheet. In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in the Company's inability to meet anticipated or unexpected liquidity needs.

Off-Balance Sheet Arrangements

The Company's financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made in accordance with the same standards as on-balance sheet instruments. Unused commitments at March 31, 2004 were $74,438,000, which consisted of $61,284,000 in unfunded commitments to existing loans, $12,528,000 to grant new loans and $626,000 in letters of credit. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present a significant liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital

      Pertinent capital information and ratios as of March 31, 2004 are presented as follows:

      ------------------------------------------------
      Table 3 - Capital Ratios
      ------------------------------------------------
              Tier I Capital              $25,856,000
      ------------------------------------------------
              Total Capital               $29,933,000
      ------------------------------------------------

      ------------------------------------------------
      Capital Ratios:
      ------------------------------------------------
            Tier I Risk-Based Capital            11.3%
      ------------------------------------------------
            Minimum Required                      4.0%
      ------------------------------------------------

      ------------------------------------------------
           Total Risk-Based Capital              13.1%
      ------------------------------------------------
           Minimum Required                       8.0%
      ------------------------------------------------

      ------------------------------------------------
           Tangible Tier I Capital Ratio          7.7%
      ------------------------------------------------
           Minimum Required                   3% to 5%
      ------------------------------------------------

      These capital ratios continue to remain at levels, which are considered to be "well-capitalized" as defined by regulatory guidelines.

      Banking laws and regulations limit the amount of cash dividends that may be paid without prior approval from the Company's regulatory agencies. In abidance with such requirements, on January 15, 2004, the board of directors authorized and declared a semi-annual cash dividend for 2004 in the amount of $0.08 per share, payable on February 28, 2004 to all shareholders of record on January 31, 2004. The payment of this semi-annual cash dividend decreased retained earnings by $504,000.

      Restrictions under the Pennsylvania Banking Code of 1965 are placed on the size of a Bank's investment in fixed assets as a percentage of equity. Presently, the Bank exceeds the allowable limit of 25% of equity, as defined by the Pennsylvania Department of Banking. The Bank's fixed assets as a percentage of equity increased to 38.3 % at March 31, 2004, as compared with 31.7% at March 31, 2003. This increase was primarily the result of the purchase of a three-story, 20,000 square foot brick office building that was purchased for $1,440,000 on February 27, 2004 to house administrative and operational offices. Generally, the Bank contacts the Department of Banking prior to the acquisition of material dollar fixed asset additions to obtain the Department's approval. On an ongoing basis, compliance with this section of the Banking Code is expected to occur through normal depreciation adjustments and retention of earnings.

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

      No material changes in the market risk strategy occurred during the current period. No material changes have been noted in the Company's equity value at risk. A detailed discussion of market risk is provided in the Form 10-K for the period ended December 31, 2003.

ITEM 4

Controls and Procedures

      (a)   Evaluation of disclosure controls and procedures

            As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic filings.

      (b)   Changes in internal controls.

            The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2004, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

                  In the opinion of the Company, after review with legal
            counsel, there are no proceedings pending to which the Company is a party or to which its property is subject, which, if determined adversely to the Company, would be material in relation to the Company's financial condition. There are no proceedings pending other than ordinary, routine litigation incident to the business of the Company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company by governmental authorities.

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

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

                  3(ii) Registrant's By-Laws are incorporated herein by
                        reference to Annex C to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

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

                  11 Statement re: Computation of per share earnings is incorporated by reference herein to Note 5 on page 8 of this Form 10-Q.

                  31.1 Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/15d-15(e).

                  31.2 Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/15d-15(e).

                  32.1  Certification of Chief Executive Officer pursuant to
                        Section 1350 of the Sarbanes Oxley Act of 2002.

                  32.2  Certification of Chief Financial Officer pursuant to
                        Section 1350 of the Sarbanes Oxley Act of 2002.

            (b)   Reports on Form 8-K

                  On January 22, 2004, the Registrant filed a Current Report on Form 8-K to submit a copy of the Registrant's press release, dated January 20, 2004, to disclose its earnings for the fourth quarter and year ended December 31, 2003.

                  On January 27, 2004, the Registrant filed a Current Report on Form 8-K to submit a copy of the Registrant's press release, dated January 26, 2004, to announce the board of director's approval of a semi-annual dividend payable February 28, 2004.

SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 EAST PENN FINANCIAL CORPORATION
                                    (Registrant)


                                 By
                                    -------------------------------------
                                    Brent L. Peters
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                                 Date: May 11, 2004


                                 By
                                    -------------------------------------
                                    Theresa M. Wasko
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 Date: May 11, 2004

                                  Exhibit Index

3(i) Registrant's Articles of Incorporation, as amended, are incorporated by reference to Annex B to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

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

11 Statement re: Computation of per share earnings is incorporated by reference herein to Note 5 on page 8 of this Form 10-Q.

31.1  Certification of Chief Executive Officer pursuant to Rule
      13a-15(e)/15d-15(e).

31.2  Certification of Chief Financial Officer pursuant to Rule
      13a-15(e)/15d-15(e).

32.1 Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.