Form 10-Q
period 2004-06-30
EAST PENN FINANCIAL CORP
filed 2004-08-13
CIK 1220483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2004

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from             to             .
                                     -----------    ------------

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

6,299,460 shares of common stock, par value $0.625 per share, outstanding as of July 30, 2004.

                         EAST PENN FINANCIAL CORPORATION
                                      INDEX
                          QUARTERLY REPORT ON FORM 10-Q

                                                                            Page
Part I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets                                  3
                    June 30, 2004 (Unaudited) and December 31, 2003

                 Consolidated Statements of Income (Unaudited)                4
                    Three and six months ended June 30, 2004 and June 30, 2003

                 Consolidated Statements of Stockholders' Equity              5
                    (Unaudited) Three and six months ended June 30, 2004 and June 30, 2003

                 Consolidated Statements of Cash Flows (Unaudited)            6
                    Six months ended June 30, 2004 and June 30, 2003

                 Notes to Interim Consolidated Financial Statements
                    (Unaudited)                                               7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        10

         Item 3. Quantitative and Qualitative Disclosures About Market
                  Risk                                                       19

         Item 4. Controls and Procedures                                     19

Part II. OTHER INFORMATION

         Item 1. Legal Proceedings                                           19

         Item 2. Changes in Securities and Use of Proceeds and Issuer
                  Purchases of Equity Securities                             19

         Item 3. Defaults Upon Senior Securities                             20

         Item 4. Submission of Matters to a Vote of Security Holders         20

         Item 5. Other Information                                           21

         Item 6. Exhibits and Reports on Form 8-K                            21

SIGNATURES                                                                   23

EXHIBIT INDEX                                                                24

ITEM 1. FINANCIAL STATEMENTS

                         EAST PENN FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                          June 30,         December 31,
(In thousands, except per share data)                      2004                2003
                                                        (Unaudited)         (Audited)
                                                        -----------        ------------
  ASSETS
  Cash and due from banks                                $   7,206          $   7,526
  Interest bearing deposits                                    138                333
  Federal funds sold                                            --                734
                                                         ---------          ---------
      Cash and cash equivalents                              7,344              8,593
  Interest bearing time deposits                                --                200
  Securities available for sale                             96,336            106,230
  Securities held to maturity                                1,050              1,051
                                                         ---------          ---------
     Total securities                                       97,386            107,281
  Mortgages held for sale                                    1,063                956
  Loans, net of unearned income                            227,104            207,016
    Less: allowance for loan losses                         (2,654)            (2,403)
                                                         ---------          ---------
      Total net loans                                      224,450            204,613

  Bank premises and equipment, net                           7,398              6,181
  Other real estate owned                                       16                276
  Bank owned life insurance                                  7,077              5,426
  Accrued interest receivable and other assets               5,484              4,413
                                                         ---------          ---------

         Total assets                                    $ 350,218          $ 337,939
                                                         =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits:
     Noninterest bearing                                 $  43,867          $  36,961
     Interest bearing                                      247,189            242,937
                                                         ---------          ---------
     Total deposits                                        291,056            279,898
  Federal funds purchased and securities
   sold under agreements to repurchase                       5,626              4,512
  Long-term debt                                            25,000             25,000
  Junior subordinated debentures                             8,248                 --
  Mandatory redeemable capital debentures                       --              8,000
  Accrued interest payable and other liabilities               966                986
                                                         ---------          ---------

         Total liabilities                                 330,896            318,396

STOCKHOLDERS' EQUITY
  Preferred stock, no par value; authorized
     16,000,000 shares; none issued                             --                 --
 Common stock, par value $0.625 per share
     authorized 40,000,000 shares; issued 2004
     6,607,752 shares; 2003 6,607,452 shares;
     outstanding 2004  6,299,460 shares; 2003
     6,299,160 shares                                        4,130              4,130
  Surplus                                                    9,220              9,218
  Retained earnings                                          8,702              7,645
  Accumulated other comprehensive income (loss)               (880)               400
  Less: Treasury stock - at cost, 308,292 shares            (1,850)            (1,850)
                                                         ---------          ---------

         Total stockholders' equity                         19,322             19,543
                                                         ---------          ---------

         Total liabilities and
            stockholders' equity                         $ 350,218          $ 337,939
                                                         =========          =========

See Notes to Consolidated Financial Statements

                                    EAST PENN
                              FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
            Three Months and Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                     Three Months Ended     Six Months Ended
                                                     ------------------     -----------------
(In thousands, except per share data)                  2004       2003       2004       2003
                                                      ------     ------     ------     ------
Interest income
  Interest and fee income on loans                    $3,048     $2,876     $5,997     $5,727
  Securities:
     Taxable                                             903        564      1,892      1,118
     Tax-exempt                                          132        143        259        279
  Other                                                    6         34         11         64
                                                      ------     ------     ------     ------
         Total interest income                         4,089      3,617      8,159      7,188

Interest expense
  Deposits                                               898      1,112      1,843      2,285
  Federal funds purchased and securities
    sold under agreements to repurchase                    9          9         22         18
  Other borrowed funds                                   199         --        397         --
  Junior subordinated debentures                         136         --        272         --
                                                      ------     ------     ------     ------
         Total interest expense                        1,242      1,121      2,534      2,303
                                                      ------     ------     ------     ------

         Net interest income                           2,847      2,496      5,625      4,885

  Provision for loan losses                              129        114        283        228
                                                      ------     ------     ------     ------

         Net interest income after
           provision for loan losses                   2,718      2,382      5,342      4,657

Other income
  Customer service fees                                  239        239        460        452
  Mortgage banking activities, net                       102        113        210        211
  Net realized gains on sale of securities                 8          5         25          5
  Income from investment in life insurance                75         68        151        134
  Net realized gains on sale of other real estate         61         --         61         --
  Other income                                            67         55        154        129
                                                      ------     ------     ------     ------
         Total other income                              552        480      1,061        931

Other expense
  Salaries and wages                                     881        836      1,789      1,655
  Employee benefits                                      282        260        560        531
  Occupancy                                              180        159        357        326
  Equipment                                              181        171        355        334
  Other operating expenses                               679        567      1,296      1,097
                                                      ------     ------     ------     ------
         Total other expense                           2,203      1,993      4,357      3,943
                                                      ------     ------     ------     ------

  Income before income taxes                           1,067        869      2,046      1,645

  Federal income taxes                                   257        218        485        406
                                                      ------     ------     ------     ------

         Net income                                   $  810     $  651     $1,561     $1,239
                                                      ======     ======     ======     ======

Basic and diluted earnings per share                  $ 0.13     $ 0.10     $ 0.25     $ 0.19

Cash dividends per common share                       $ 0.00     $ 0.10     $ 0.08     $ 0.10

See Notes to Consolidated Financial Statements

                         EAST PENN FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            For the Six Months Ended
                         June 30, 2004 and June 30, 2003
                                   (Unaudited)

                                                                                  Accumulated
                                                                                     Other
                                          Common                     Retained    Comprehensive    Treasury
(In thousands, except per share data)      Stock       Surplus       Earnings       Income          Stock          Total
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                $4,842       $12,402       $ 5,497        $   849        ($3,926)       $ 19,664
                                                                                                                  --------
 Comprehensive income:
 Net income                                   --            --         1,239             --             --           1,239
 Changes in net unrealized gains
   on securities available
   for sale, net of tax effect                --            --            --            607             --             607
                                                                                                                  --------

     Total comprehensive income                                                                                      1,846
                                                                                                                  --------

Exercise of 1,600 stock options                1             8            --             --             --               9

Cash dividend ($0.10 per share)               --            --          (661)            --             --            (661)
                                          --------------------------------------------------------------------------------

  Balance, June 30, 2003                  $4,843       $12,410       $ 6,075        $ 1,456        ($3,926)       $ 20,858
                                          ================================================================================

Balance, December 31, 2003                $4,130       $ 9,218       $ 7,645        $   400        ($1,850)       $ 19,543
 Comprehensive income:
 Net income                                   --            --         1,561             --             --           1,561
 Changes in net unrealized gains
   (losses) on securities available
   for sale, net of tax effect                --            --            --         (1,280)            --          (1,280)
                                                                                                                  --------

     Total comprehensive income                                                                                        281
                                                                                                                  --------

Exercise of 300 common stock
   options                                    --             2            --             --             --               2

Cash dividends ($0.08  per share)             --            --          (504)            --             --            (504)
                                          --------------------------------------------------------------------------------

  Balance, June 30, 2004                  $4,130       $ 9,220       $ 8,702        ($  880)       ($1,850)       $ 19,322
                                          ================================================================================

See Notes to Consolidated Financial Statements

                         EAST PENN FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                             Six Months Ended June 30,
(In thousands)                                                  2004          2003
                                                              --------      --------
CASH FLOWS from OPERATING ACTIVITIES
  Net income                                                  $  1,561      $  1,239
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Provision for loan losses                                        283           228
  Provision for depreciation and amortization                      318           271
  Net amortization of securities premiums and discounts            160           212
  Net realized gain on sale of foreclosed real estate              (61)           --
  Net realized gain on sale of securities                          (25)           (5)
  Proceeds from sale of mortgage loans                          15,918        24,531
  Net gain on sale of loans                                       (292)         (388)
  Loans originated for sale                                    (15,733)      (25,624)
  Earnings on investment in life insurance                        (151)         (134)
  Increase in accrued interest receivable
     and other assets                                             (164)         (177)
  Decrease in accrued interest payable
     and other liabilities                                         (20)          (29)
                                                              --------      --------

         Net cash provided by operating activities               1,794           124
                                                              --------      --------

CASH FLOWS from INVESTING ACTIVITIES
  Maturities of interest bearing time deposits                     200            --
  Purchases of available for sale securities                    (7,316)      (33,057)
  Proceeds from maturities of and principal repayments
     on available for sale securities                           10,796        11,575
  Proceeds from sale of securities                               4,340         4,422
  Proceeds from maturities of and principal repayments
     on held to maturity securities                                  1           750
  Proceeds from the sale of other real estate owned                321            82
  Net increase in loans                                        (20,120)      (11,741)
  Purchases of bank premises and equipment                      (1,535)         (416)
  Purchase of life insurance                                    (1,500)           --
                                                              --------      --------

         Net cash used in investing activities                 (14,813)      (28,385)
                                                              --------      --------

CASH FLOWS from FINANCING ACTIVITIES
  Net increase in deposits                                      11,158        24,799
  Net increase (decrease) in federal funds purchased and
     securities sold under agreements  to repurchase             1,114        (1,789)
  Proceeds from the exercise of stock options                        2             9
  Dividends paid                                                  (504)         (661)
                                                              --------      --------

         Net cash provided by financing activities              11,770        22,358
                                                              --------      --------

         Increase (decrease) in cash and cash equivalents       (1,249)       (5,903)

  Cash and cash equivalents:
    Beginning of period                                          8,593        15,605
                                                              --------      --------

    End of period                                             $  7,344      $  9,702
                                                              ========      ========

SUPPLEMENTAL DISCLOSURES of CASH FLOW INFORMATION
  Cash payments for:
    Interest                                                  $  2,603      $  2,436
                                                              ========      ========

    Federal income taxes                                      $    591      $    380
                                                              ========      ========

See Notes to Consolidated Financial Statements

                         EAST PENN FINANCIAL CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)

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

            Operating results for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2.    Investment in Bank

      On September 23, 2003, the Company purchased 141,300 shares of the common shares outstanding of a newly formed state chartered de novo bank, named Berkshire Bank, located in Wyomissing, Pennsylvania. The amount of the investment was $1,413,000, at September 30, 2003. On October 22, 2003, the Company purchased an additional 12,123 shares, for $121,230, of Berkshire Bank for a total investment of $1,534,230. Pursuant to Crown X Commitments entered into by the Company in August 2003 and approved by the Federal Reserve Bank of Philadelphia in September 2003, the Company currently owns 19.9% of Berkshire Bank common stock, but is authorized to go up to 24.9%. This passive investment in Berkshire Bank is recorded in other assets and is accounted for under the cost method of accounting.

3.    Earnings per Share

            The following table sets forth the computation of basic and diluted earnings per share:

                                                                  Six Months Ended               Three Months Ended
                                                             --------------------------      --------------------------
                                                              June 30,        June 30,        June 30,        June 30,
                                                                2004            2003            2004            2003
                                                             --------------------------      --------------------------
      Net income applicable to common stock                  $1,561,000      $1,239,000      $  810,000      $  651,000
                                                             ==========================      ==========================
      Weighted-average common shares outstanding              6,299,315       6,602,738       6,299,460       6,602,922
      Effect of dilutive securities, stock options               18,041           6,692          19,490          11,790
                                                             --------------------------      --------------------------
      Weighted-average common shares outstanding
           used to calculate diluted earnings per share       6,317,356       6,609,430       6,318,950       6,614,712
                                                             ==========================      ==========================
      Basic and diluted earnings per share                   $     0.25      $     0.19      $     0.13      $     0.10
                                                             ==========================      ==========================

4.    Comprehensive Income

            The components of other comprehensive income and related tax effects for the three and six months ended June 30, 2004 and 2003 are as follows:

                                                        Six Months Ended         Three Months Ended
                                                      ---------------------     ---------------------
                                                      June 30,     June 30,     June 30,     June 30,
                                                        2004         2003         2004         2003
                                                      ---------------------     ---------------------
      (In thousands)

      Unrealized holding gains (losses) on
           available for sale securities              ($1,914)      $ 925       ($3,114)      $ 582

      Less reclassification adjustments for
           gains (losses) included in net income           25           5             8           5
                                                      ---------------------------------------------

      Net unrealized gains (losses)                    (1,939)        920        (3,122)        577
      Tax effect                                         (659)       (313)       (1,061)       (196)
                                                      ---------------------------------------------

               Net of tax amount                      ($1,280)      $ 607       ($2,061)      $ 381
                                                      =============================================

5.    Stock Option Plan

            The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation costs have been recognized for options granted in 2004 and 2003. Had compensation costs for stock options granted been determined based on the fair value at the grant date for awards under the plan consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share for the quarters ended June 30, 2004 and 2003, would have been reduced to the pro forma amounts indicated below:

                                                                Six Months Ended             Three Months Ended
                                                            ------------------------      ------------------------
                                                             June 30,       June 30,       June 30,       June 30,
                                                               2004           2003           2004           2003
                                                            ------------------------      ------------------------
                                                                   (In Thousands, except Per Share Amounts)
      Net income as reported                                $   1,561      $   1,239      $     810      $     651
      Total stock-based compensation cost, net of tax,
               that would have been included in the
               determination of net income if the fair
               value based method had been applied
               to all awards                                        3              2              3              2
                                                            ------------------------      ------------------------

      Pro forma net income                                  $   1,558      $   1,237      $     807      $     649
                                                            ========================      ========================

      Basic earnings per share:
               As reported                                  $    0.25      $    0.19      $    0.13      $    0.10
               Pro forma                                    $    0.25      $    0.19      $    0.13      $    0.10
      Diluted earnings per share:
               As reported                                  $    0.25      $    0.19      $    0.13      $    0.10
               Pro forma                                    $    0.25      $    0.19      $    0.13      $    0.10

6.    Guarantees

            The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit that are written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $569,000 of standby letters of credit as of June 30, 2004. Management believes that the proceeds obtained through liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2004 for guarantees under standby letters of credit is not material.

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

            FIN 46 required the Company to deconsolidate the Trust from the consolidated financial statements as of March 31, 2004. There has been no restatement of prior periods. The impact of this deconsolidation was to increase junior subordinated debentures or long-term debt by $8,248,000 and reduce the mandatory redeemable capital debenture line item by $8,000,000, which had represented the Trust Preferred Securities of the Trust. The Company's equity interest in the Trust subsidiary of $248,000, which had previously been eliminated in the consolidation, is now reported in "other assets". For regulatory reporting purposes, the Federal Reserve Board has indicated that the Trust Preferred Securities will continue to qualify as Tier I Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them. The adoption of FIN 46 did not have an impact on the Company's results of operations or liquidity.

ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  June 30, 2004

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

CRITICAL ACCOUNTING POLICIES

      Disclosure of the Company's significant accounting policies is included in
Note 1 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained on pages 11 and 14 of this report for the provision and allowance for loan losses.

OVERVIEW

      Net income for the six months ended June 30, 2004 and 2003 was $810,000 and $651,000. The increase of $159,000, or 24.4%, is due in part to an increase of 15.1% in net interest income and a 14% increase in the Company's other income, primarily due to an increase in customer service fees, income from investment in life insurance, a $20,000 additional gain on sale of securities and a $61,000 gain on sale of other real estate. On a basic and diluted per share basis, net income for the six months ended June 30, 2004 was $0.25, respectively, as compared with $0.19 for the six months ended June 30, 2003. Net income as a percentage of average assets on an annualized basis, also known as return on average assets, increased to 0.92% for the first six months of 2004 from 0.88% for the first six months of 2003 as a result of increased net income which offset the 22% increase in total average assets. Net income as a percentage of total average stockholders' equity on an annualized basis, also known as return on average equity, was 15.6% and 12.4% for the first six months of 2004 and 2003, respectively.

      During the first six months of 2004, the Company's assets grew $12,279,000, or 3.6%, to $350,218,000 as of June 30, 2004 from $337,939,000 as of December 31, 2003. This increase is primarily attributable to gross loans, which increased to $227,104,000 as of June 30, 2004 from $207,016,000 as of December 31, 2003, offset by a decline of $9,895,000, or 9.2%, in the investment securities portfolio, the proceeds of which were reinvested in funding loans. Total deposits increased by $11,158,000, or 4%, during the first six months of 2004 to $291,056,000 as of June 30, 2004 from $279,898,000 as of December 31, 2003. This compares to an increase of $24,799,000, or 10.2%, to $268,439,000 at June 30, 2003. The increase in total deposits during the first half of 2004 was less than the increase in deposits during the same period in 2003 as a result of customers continued hesitation to invest in deposits due to the uncertainty in this low interest rate environment.

RESULTS OF OPERATIONS

Net Interest Income

      For the three months ended June 30, 2004, total interest income increased by $472,000, or 13%, to $4,089,000 compared to $3,617,000 for the three months ended June 30, 2003. This increase is due to growth of $57,228,000, or 21.9%, in average interest earning assets, primarily attributed to loan growth.

      Total interest expense increased by $121,000, or 10.8%, to $1,242,000 for the three months ended June 30, 2004 from $1,121,000 for the three months ended June 30, 2003. Interest expense increased due to the increased volume in average interest bearing liabilities.

      Net interest income increased by $351,000, or 14.1%, to $2,847,000 for the three months ended June 30, 2004 from $2,496,000 for the three months ended June 30, 2003.

      For the six months ended June 30, 2004, total interest income increased by $971,000, or 13.5%, to $8,159,000, compared with $7,188,000 for the six months ended June 30, 2003. This increase is the result of a 21.9% increase in average interest-earning assets, which grew $57,228,000, to $318,069,000 for the first six months of 2004, compared with $260,841,000 for the first six months of 2003. The growth in average interest-earning assets was due to an increase in loans, which were funded primarily from the growth in deposits and cash flow from the investment securities portfolio. While the yield on average interest-earning assets decreased to 5.16% for the six months ended June 30, 2004 from 5.56% for the same period in 2003 as a result of historically low interest rates, the overall growth in average interest-earning assets helped to minimize the impact of the low interest rate environment.

      Total interest expense increased by $231,000, or 10%, to $2,534,000 for the six months ended June 30, 2004, from $2,303,000 for the six months ended June 30, 2003. This increase is attributable to the growth of average interest bearing liabilities, which increased $56,207,000, or 24.8%, to $283,166,000 for the first six months of 2004 from $226,959,000 for the first six months of 2003. Growth in deposits and long-term debt contributed to the increase in average interest bearing liabilities. While cost of funds decreased to 1.80% for the first six months of 2004 as compared with 2.05% for the same period in 2003, the decline was somewhat limited by the added interest expense incurred as a result of the issuance of $8.2 million in junior subordinated debentures or "trust preferred securities", which carry an annual cost of 6.8%.

      Net interest income increased by $740,000, or 15.1%, to $5,625,000 for the six months ended June 30, 2004 from $4,885,000 for the six months ended June 30, 2003. This increase was primarily attributable to the growth in the volume of interest sensitive assets and liabilities, as oppose to the net interest rate spread, which decreased to 3.36% for the first six months of 2004 from 3.51% for the first six months in 2003. The net interest margin decreased to 3.56% from 3.78% for the six-month periods ending June 30, 2004 and 2003. Although interest rates remained at their historic lows in 2004, the Company strived to minimize the deterioration of its net interest rate spread and net interest margin, considering the growth of its interest sensitive assets and liabilities.

Provision for Loan Losses

      The provision for loan losses was $129,000 for the three months ended June 30, 2004 compared with $114,000 for the six months ended June 30, 2003.

      For the six months ended June 30, 2004, the provision for loan losses was $283,000, an increase of $55,000, or 24.2%, compared with $228,000 for the six months ended June 30, 2003. The increase in the provision was the result of the growth in the loan portfolio, as well as an increase in loans accorded non-accrual status during the first six months of 2004.

      The allowance for loans losses represented 1.17% of total loans at June 30, 2004, compared with 1.16% as of December 31, 2003 and 1.25% as of June 30, 2003. Management performs ongoing assessments of the loan loss reserve in relation to loan portfolio growth, credit exposure to individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is reasonable and adequate for the periods presented.

Other Income

      For the three months ended June 30, 2004, other income was $552,000, an increase of $72,000, or 15%, compared with $480,000 for the six months ended June 30, 2003. The increase was primarily due to a $61,000 gain realized from the sale of other real estate.

      Other income for the first six months ended June 30, 2004 increased $130,000, or 14%, to $1,061,000 from $931,000 for the first six months ended June 30, 2003. This increase was due to an $8,000 increase in customer service fees, a $20,000 increase from the gain on sale of investment securities, a $17,000 increase in income from the investment in life insurance, a $61,000 increase from the sale of other real estate, a $15,000 increase from mortgages sold services retained, and an increase of $10,000 in other miscellaneous income, offset by a decline of $1,000 in mortgage banking fees.

Other Expenses

      Other expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of the Company, increased to $2,203,000 for the second quarter of 2004 from $1,993,000 for the second quarter of 2003. The $210,000, or 10.5% increase is the result of the Company's continued growth.

      Salaries and employee benefit expenses, which make up the largest component of other expenses, increased $67,000, or 6.1%, to $1,163,000 for the second quarter of 2004 from $1,096,000 for the second quarter in 2003. The increase is primarily attributable to the increase in normal salary and medical benefit costs.

      Occupancy expenses increased $21,000, or 13.2%, to $180,000 for the three months ended June 30, 2004 from $159,000 for the three months ended June 30, 2003. The increase was due to the cost associated with the purchase of a 3-story brick building located at 18 South 2nd Street, Emmaus, Pennsylvania, which will be use to house operational, administrative and executive departments of the Company.

      Equipment expense increased $10,000, or 5.8%, to $181,000 for the three months ended June 30, 2004 from $171,000 for the three months ended June 30, 2003. This increase is the result of additional costs and depreciation associated with equipment purchased to accommodate the Company's growth.

      Other operating expenses during the second quarter of 2004 increased $112,000, or 19.8%, to $679,000 from $567,000 during the second quarter of 2003.
The increase is associated with the continued growth of the Company.

      For the six months ended June 30, 2004, total other expenses increased $414,000, or 10.5%, to $4,357,000 from $3,943,000 for the six months ended June
30, 2003. The impact of the increase was minimized as a result of management's ongoing efforts to control non-interest expenses as the Company continues to grow.

      Salary expenses and related employee benefits were $2,349,000 for the six months ended June 30, 2004, an increase of $163,000, or 7.5%, compared with $2,186,000 for the six months ended June 30, 2003. The increase is attributable to staff additions and increases in normal salary and benefit related expenses.

      Occupancy expenses for the first six months of 2004 increased to $357,000 from $326,000 for the first six months of 2003. The increase of $31,000, or 9.5%, is particularly attributable to taxes and depreciation costs associated with the purchase of a building that will be used for operational and administrative purposes.

      Equipment expenses increased $21,000, or 6.3%, to $355,000 for the first six months of 2004 from $334,000 for the first six months of 2003. The increase in this expense category was due to the added depreciation expense from the additions made to equipment to support the growth of the Company.

      Other operating expenses increased $199,000, or 18.1%, to $1,296,000 for the six months ended June 30, 2004 from $1,097,000 for the six months ended June 30, 2003. This increase was the result of the Company's growth as well as the additional expenses associated with the formation of the holding company and the issuance of junior subordinated debentures, or "trust preferred securities".

Income Taxes

      Income tax expense was $257,000 for the three months ended June 30, 2004, an increase of $39,000, or 17.9%, compared with $218,000 for the three months ended June 30, 2003. This increase is due to a higher level of pre-tax income.

      For the six months ended June 30, 2004, the tax provision was $485,000 compared with $406,000 for the six months ended June 30, 2003. This increase of $79,000, or 19.5%, is the result of achieving a higher level of pre-tax net income with a level amount of tax-exempt income.

Net Income

      Net income for the three months ended June 30, 2004 was $810,000, an increase of $159,000, or 24.4%, compared with $651,000 for the three months ended June 30, 2003. This increase in net income is the result of increases of $351,000 in net interest income and $72,000 in other income, which offset the increases of $15,000 in the provision for loan losses, $210,000 in other expenses and $39,000 in taxes. Basic and diluted earnings per share for the three months ended June 30, 2004 were each $0.13 compared with $0.10 for the three months ended June 30, 2003.

      Net income for the first six months of 2004 was $1,561,000, an increase of $322,000, or 26%, compared with $1,239,000 for the first six months of 2003. This increase in net income was the result of increases of $740,000 in net interest income and $130,000 in other income, which offset the increases of $55,000 in the provision for loan losses, $414,000 in other operating expenses and $79,000 in federal income tax expense. The increase in net income was attributable to the historically low interest rate environment, where the Company's cost of funds associated with interest sensitive liabilities decreased more than the decline in yield derived from interest sensitive assets. Net income was also appositively affected along with an increase in other income, primarily derived from increased customer service fees, mortgage banking activities and gains on sale of investment securities. Basic and diluted earnings per share for the six months ended June 30, 2004 was $0.25 compared with $0.19 for the six months ended June 30, 2003.

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

      The securities portfolio at June 30, 2004 was $97,386,000, compared to $107,281,000 at December 31, 2003, a decrease of $9,895,000, or 9.2%. The decline was principally attributable to prepayments of principal and to a lesser degree, the sale of investment securities. A portion of the proceeds from the sale of securities, in the amount of $1,500,000, was used to purchase additional bank owned life insurance ("BOLI"), which yields tax-exempt income for the Bank. The remaining cash flow generated from the portfolio was used to fund loan demand. Securities available for sale decreased to $96,336,000 at June 30, 2004 from $106,230,000 at December 31, 2003, while securities held to maturity were $1,050,000 at June 30, 2004 as compared with $1,051,000 at December 31, 2003.

      The carrying value of the available for sale portion of the portfolio at June 30, 2004 includes an unrealized loss of $1,333,000 (reflected as accumulated other comprehensive loss of $880,000 in stockholders' equity, net of deferred income tax asset of $453,000). This compares with an unrealized gain at December 31, 2003 of $606,000 (reflected as accumulated other comprehensive income of $400,000 in stockholders' equity, net of deferred income tax liability of $206,000).

Loans

      The loan portfolio comprises the major component of the Company's earning assets and generally is the highest yielding category of asset. Gross loans receivable, net of unearned fees and origination costs, increased $20,088,000, or 9.7%, to $227,104,000 at June 30, 2004 from $207,016,000 at December 31,
2003. This increase is attributed to increased commercial loan and revolving line of credit demand. Gross loans represented 78% of total deposits at June 30, 2003 as compared to 74% at December 31, 2003, since loan growth outpaced deposit growth.

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

      The allowance for loan losses at June 30, 2004 and December 31, 2003 was $2,654,000 and $2,403,000, respectively, compared to $2,359,000 at June 30,
2003. The increase in the allowance was attributable, in part, to the growth of the loan portfolio and the shift in the loan mix, where there was continued growth in commercial loans, which generally carry a higher level of credit risk. At June 30, 2004, the allowance for loan losses represented 1.17% of the gross loan portfolio, compared with 1.16% at December 31, 2003. This compares to 1.25% at June 30, 2003. At June 30, 2004, management believes the allowance for loan loss reserve to be reasonable and adequate to meet potential losses.

      Table 1 - "Analysis of Allowance for Loan Loss" - details the activity, which occurred in the allowance over the first six months of 2004 and 2003.

      Table 1 - Analysis of Allowance for Loan Loss (1)

      ----------------------------------------------------------------------
      (in thousands)
                                                        2004          2003
                                                      -------       -------
      Balance, beginning of year                      $ 2,403       $ 2,167

      Provision charged to operating  expense             283           228
      Charge-offs:

        Commercial                                          0             0

        Real estate                                         0             0

        Consumer                                          (42)          (40)
                                                      -------       -------

        Total charge-offs                                 (42)          (40)

      Recoveries:

        Commercial                                          3             0

        Consumer                                            7             4
                                                      -------       -------

        Total recoveries                                   10             4

      Net (charge-offs)                                   (32)          (36)
                                                      -------       -------
                                                      $ 2,654       $ 2,359
                                                      =======       =======

      Net (charge-offs) recoveries to average net
               loans                                    (0.02)%       (0.02)%

      (1)   Bank's loan portfolio is entirely domestic
      ----------------------------------------------------------------------

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

      Table 2 - "Asset Quality Ratios" - summarizes pertinent asset quality ratios at June 30, 2004 and December 31, 2003.

      Table 2 -Asset Quality Ratios

      --------------------------------------------------------------------------
                                                             6/30/04    12/31/03
                                                             -------    --------

      Non-accrual loans/Total loans                            0.45%       0.19%

      Non-performing assets (1) /Total loans                   0.54%       0.34%

      Net charge-offs/Average loans                            0.02%       0.09%

      Allowance/Total loans                                    1.17%       1.16%

      Allowance/Non-accrual  loans                           259.94%     608.35%

      Allowance/Non-performing loans (1)                     220.07%     553.69%

      (1) - Includes non-accrual loans.
      --------------------------------------------------------------------------

      At June 30, 2004, the Company had other real estate owned as acquired through foreclosure, in the amount of $16,000, which decreased $260,000, from $276,000 at December 31, 2003, as a result of the sale of two residential property loans. The disposition of these properties resulted in a $61,000 gain , recorded as other income. The Company expects to dispose of the remaining properties with minimal or no loss.

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

Bank Owned Life Insurance

      The Company has BOLI for a chosen group of employees, namely officers, where the Bank is the owner and beneficiary of the policies. The Bank's deposits and proceeds from the sale of investment securities funded the BOLI. Earnings from the BOLI are recognized as other income. The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance, and its tax advantage to the Company. This profitability is used to offset a portion of current and future employee benefit costs and a Nonqualified Supplemental Executive Retirement Plan for the Company's Chief Executive Officer.

      The Company had $7,077,000 and $5,426,000 in BOLI, as of June 30, 2004 and December 31, 2003. Although the BOLI is an asset that may be liquidated, it is the Company's intention to hold this pool of insurance because it provides tax-exempt income that lowers the Company's tax liability, while enhancing its overall capital position. Because of the benefits derived from investing in BOLI, an additional $1,500,000 BOLI investment was made during the first quarter of 2004.

Investment in Bank

      During the fourth quarter of 2003, the Company purchased 153,423 shares for $1,534,230 of common stock outstanding of a newly formed state chartered de novo bank, named Berkshire Bank, located in Wyomissing, Berks County, Pennsylvania. The investment, which represents 18.3% of the de novo bank's outstanding common shares, is carried at cost and included in the other assets category on the balance sheet.

Deposits

      Deposits are the major source of the Company's funds for lending and investment purposes. Total deposits at June 30, 2004 were $291,056,000, an increase of $11,158,000, or 4%, from total deposits of $279,898,000 at December 31, 2003. The increase in deposits was due to increases of $5,632,000 in interest bearing demand deposit accounts, $4,232,000 in savings accounts and $6,906,000 in non-interest bearing demand deposit accounts, offset by a decline of $5,612,000 in certificates of deposit. The reduction in certificates of deposit was due to run-off of higher costing deposits into lower costing deposits as a result of customers continued hesitation to invest in term deposits in this uncertain interest rate environment. This resulted in reducing the Bank's overall cost of funds to 1.80% at June 30, 2004 from 1.94% at December 31, 2003 and 2.05% at June 30, 2003.

Federal Funds Purchased and Securities Sold under Agreements to Repurchase

      There was an outstanding balance of $862,000 in federal funds purchased at June 30, 2004 as compared with none at December 31, 2003. The Bank has a $5,000,000 federal funds line of credit with its main correspondent bank, Atlantic Central Bankers Bank, Camp Hill, Pennsylvania ("ACBB").

      Securities sold under agreements to repurchase were $4,764,000 at June 30, 2004, compared to $4,512,000 at December 31, 2003. Securities sold under agreements to repurchase generally mature in one business day and roll over under a continuing contract.

Long-Term Debt and Borrowing Capacity

      The Bank has a maximum borrowing capacity of approximately $155,657,000 with the Federal Home Loan Bank of Pittsburgh ("FHLB"), out of which $25 million was outstanding at June 30, 2004 and December 31, 2003, resulting in an unused borrowing capacity of $130,657,000. The $25 million borrowing is comprised of the following fixed rate borrowings:

                 Maturity                          Amount      Rate
            -----------------                     -------      -----
            November 28, 2005                     $ 5,000      2.20%
            November 28, 2006                       6,000      2.80%
            November 28, 2007                       7,000      3.43%
            November 28, 2008                       7,000      3.78%
                                                  -------      ----

                   Total                          $25,000      3.13%
                                                  =======      ====

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

      Liquidity from asset categories is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which were $7,344,000 at June 30, 2004, compared to $8,593,000 at December 31, 2003.
Additional asset liquidity sources include principal and interest payments from securities in the Company's investment portfolio and cash flow from its amortizing loan portfolio. Longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. At June 30, 2004, management indicated that there was $80,973,000 in liquid securities as compared with $90,642,000 at December 31, 2003.

      Liability liquidity sources include attracting deposits at competitive rates. Deposits at June 30, 2004 were $291,056,000, compared to $279,898,000 at December 31, 2003. In addition, the Bank has federal fund lines of credit with its main correspondent bank, ACBB, and with the FHLB, which are reliable sources for short and long-term funds.

      The Company's financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk. Off-balance sheet arrangements are discussed in detail below.

      Management is of the opinion that its liquidity position, at June 30, 2004, is adequate to respond to fluctuations "on" and "off" the balance sheet. In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in the

Company's inability to meet anticipated or unexpected liquidity needs.

Off-Balance Sheet Arrangements

      The Company's financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made in accordance with the same standards as on-balance sheet instruments. Unused commitments at June 30, 2004 were $68,864,000, which consisted of $59,804,000 in unfunded commitments to existing loans, $8,491,000 to grant new loans and $569,000 in letters of credit. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present a significant liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital

      The following Table 3 presents the risk-based and leverage capital amounts and ratios at June 30, 2004 for the Company and the Bank.

                                                                                                          To be Well
                                                                                                         Capitalized
                                                                                                         under Prompt
                                                                          For Capital Adequacy         Corrective Action
                                                        Actual                  Purposes                  Provisions
                                                 --------------------     --------------------       --------------------
                                                  Amount        Ratio       Amount       Ratio        Amount        Ratio
                                                 -------        -----     ---------      -----       --------      ------
                                                                         (Dollars in Thousands)
As of June 30, 2004:
     Total capital (to risk-weighted assets):
         Consolidated                            $30,855        12.62%    $>=19,566      >=8.0%        N/A            N/A%
         East Penn Bank                           28,954        11.94      >=19,396      >=8.0       >=24,246      >=10.0
     Tier 1 capital (to risk-weighted assets):
         Consolidated                             26,936        11.01       >=9,783      >=4.0         N/A            N/A
         East Penn Bank                           26,301        10.85       >=9,698      >=4.0       >=14,547      >= 6.0
     Tier 1 capital (to average assets):
         Consolidated                             26,936         7.80      >=13,805      >=4.0         N/A            N/A
         East Penn Bank                           26,301         7.67      >=13,723      >=4.0       >=17,153      >= 5.0

      These capital ratios continue to remain at levels, which are considered to be "well-capitalized" as defined by regulatory guidelines.

      Banking laws and regulations limit the amount of cash dividends that may be paid without prior approval from the Company's regulatory agencies. In abidance with such requirements, on January 15, 2004, the Board of Directors authorized and declared its first semi-annual cash dividend for 2004 in the amount of $0.08 per share, paid on February 28, 2004 to all shareholders of record as of January 31, 2004. The payment of this semi-annual cash dividend decreased retained earnings by $504,000. In addition, on July 26, 2004, the Board authorized and declared a cash dividend for the second half of 2004 of $0.08 per share, payable on August 31, 2004 to all shareholders of record as of August 4, 2004. This is the first year that the Company paid a dividend two times in a year as compared with prior years' cash dividend payments, which were paid once a year.

      Restrictions under the Pennsylvania Banking Code of 1965 are placed on the size of a Bank's investment in fixed assets as a percentage of equity. Presently, the Bank exceeds the allowable limit of 25% of equity, as defined by the Pennsylvania Department of Banking. The Bank's fixed assets as a percentage of equity increased to 36.6% at June 30, 2004, as compared with 29.6% at June 30, 2003. This increase was primarily the result of the purchase of a three-story, 20,000 square foot brick office building that was purchased for $1,440,000 on February 27, 2004 to house administrative and operational offices. Generally, the Bank contacts the Department of Banking prior to the acquisition of material dollar fixed asset additions to obtain the Department's approval. On an ongoing basis, compliance with this section of the Banking Code is expected to occur through normal depreciation adjustments and retention of earnings.

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

ITEM 4

Controls and Procedures

      (a)   Evaluation of disclosure controls and procedures

            As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic filings.

      (b)   Changes in internal controls.

            The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2004, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 4. Submission of Matters to a Vote of Security Holders

                  The bank held its annual meeting of stockholders on May 6, 2004 at the Allen Organ Company located at 3370 Route 100, Macungie, PA 18062. The Judges of Election reported that the results of the balloting revealed that holders of 5,072,282 shares of common stock, representing 80.52% of the total number of shares outstanding, were represented in person or by proxy at the 2004 annual meeting of shareholders.

                  The following outlines the items voted on at the meeting as well as the votes cast for, against and non-vote for each item.

                  I. Election of Class A directors to serve for a one-year term expiring 2005.

                                                                        Withhold
                                                           For         Authority
                                                        ---------      ---------

                  Gordon K. Schantz                     5,052,697        19,585

                  Donald R. Schneck                     5,037,780        34,502

                  Konstantinos A. Tantaros              5,051,737        20,545

                  Dr. F. Geoffrey Toonder               5,054,934        17,348

                        Election of Class B directors to serve for a two-year term expiring 2006.

                                                                        Withhold
                                                           For         Authority
                                                        ---------      ---------

                  Dale A. Dries                         5,037,553        34,729

                  Thomas R. Gulla                       5,055,353        16,929

                  Linn H. Schantz                       5,052,662        19,620

                  Donald S. Young                       5,056,088        16,194

                        Election of Class C directors to serve for a three-year term expiring 2007.

                                                                        Withhold
                                                           For         Authority
                                                        ---------      ---------

                  Allen E. Kiefer                       4,870,072       202,210

                  Brent L. Peters                       5,040,252        32,030

                  Forrest A. Rohrbach                   5,040,252        32,030

                  Peter L. Shaffer                      4,857,145       215,137

                  II. Ratification of the selection of Beard Miller Company, LLP, Certified Public Accountants, as independent auditors of the Company for 2004.

                           For               Against           Abstain
                        ---------            -------           -------
                        5,036,985            29,826             5,471

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

                  10.5 East Penn Financial Corporation's Dividend Reinvestment and Stock Purchase Plan is incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-116754) as filed with the Securities and Exchange Commission on June 23, 2004.

                  11 Statement re: Computation of per share earnings is incorporated by reference herein to Note 3 on page 7 of this Form 10-Q.

                  31.1 Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/15d-15(e).

                  31.2 Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/15d-15(e).

                  32.1  Certification of Chief Executive Officer pursuant to
                        Section 1350 of the Sarbanes Oxley Act of 2002.

                  32.2  Certification of Chief Financial Officer pursuant to
                        Section 1350 of the Sarbanes Oxley Act of 2002.

            (b)   Reports on Form 8-K

                  No Form 8-K's were "filed" during the second quarter of 2004.

SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EAST PENN FINANCIAL CORPORATION
                                         (Registrant)


                                        By /s/ Brent L. Peters
                                           -------------------------------
                                           Brent L. Peters
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                        Date: August 10, 2004


                                        By /s/ Theresa M. Wasko
                                           -------------------------------
                                           Theresa M. Wasko
                                           Treasurer and Chief Financial Officer
                                           (Principal Financial and Accounting
                                            Officer)

                                        Date: August 10, 2004

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

10.5 East Penn Financial Corporation's Dividend Reinvestment and Stock Purchase Plan is incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-116754) as filed with the Securities and Exchange Commission on June 23, 2004.

11 Statement re: Computation of per share earnings is incorporated by reference herein to Note 3 on page 7 of this Form 10-Q.

31.1  Certification of Chief Executive Officer pursuant to Rule
      13a-15(e)/15d-15(e).

31.2  Certification of Chief Financial Officer pursuant to Rule
      13a-15(e)/15d-15(e).

32.1 Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.