Form 10-Q
period 2004-09-30
EAST PENN FINANCIAL CORP
filed 2004-11-15
CIK 1220483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2004

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from              to              .

                                    000-50330
                                    ---------
                             Commission File Number

                         EAST PENN FINANCIAL CORPORATION
                         -------------------------------
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

      6,300,260 shares of common stock, par value $0.625 per share, outstanding as of October 29, 2004.

                         EAST PENN FINANCIAL CORPORATION
                                      INDEX
                          QUARTERLY REPORT ON FORM 10-Q

                                                                                                 Page
Part  I.  FINANCIAL INFORMATION

          Item   1.     Financial Statements

                        Consolidated Balance Sheets                                                 3
                           September 30, 2004 (Unaudited) and December 31, 2003

                        Consolidated Statements of Income (Unaudited)                               4
                           Three and nine months ended September 30, 2004
                           and September 30, 2003

                        Consolidated Statements of Stockholders' Equity (Unaudited)                 5
                           Nine months ended September 30, 2004
                           and September 30, 2003

                        Consolidated Statements of Cash Flows (Unaudited)                           6
                           Nine months ended September 30, 2004 and
                           September 30, 2003

                        Notes to Interim Consolidated Financial Statements (Unaudited)              7

          Item   2.     Management's Discussion and Analysis of Financial Condition                10
                         and Results of Operations

          Item   3.     Quantitative and Qualitative Disclosures About Market Risk                 20

          Item   4.     Controls and Procedures                                                    20

Part II.  OTHER INFORMATION

          Item   1.     Legal Proceedings                                                          21

          Item   2.     Unregistered Sales of Equity Securities and Use of Proceeds                21

          Item   3.     Defaults Upon Senior Securities                                            21

          Item   4.     Submission of Matters to a Vote of Security Holders                        21

          Item   5.     Other Information                                                          21

          Item   6.     Exhibits                                                                   21

SIGNATURES                                                                                         23

EXHIBIT INDEX                                                                                      24

ITEM 1. FINANCIAL STATEMENTS

                         EAST PENN FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                    September 30,    December 31,
(In thousands, except share data)                        2004           2003
                                                     (Unaudited)      (Audited)
                                                     -----------      ---------
ASSETS

  Cash and due from banks                             $   8,408       $   7,526
  Interest bearing deposits                                 104             333
  Federal funds sold                                         --             734
                                                      ---------       ---------
    Cash and cash equivalents                             8,512           8,593
  Interest bearing time deposits                             --             200
  Securities available for sale                          92,229         106,230
  Securities held to maturity                             1,045           1,051
                                                      ---------       ---------
      Total securities                                   93,274         107,281
  Mortgages held for sale                                 2,794             956
  Loans, net of unearned income                         231,379         207,016
    Less: allowance for loan losses                      (2,772)         (2,403)
                                                      ---------       ---------
      Total net loans                                   228,607         204,613

  Bank premises and equipment, net                        7,522           6,181
  Other real estate owned                                    20             276
  Bank owned life insurance                               7,150           5,426
  Accrued interest receivable and other assets            4,723           4,413
                                                      ---------       ---------

         Total assets                                 $ 352,602       $ 337,939
                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits:
     Noninterest bearing                              $  42,118       $  36,961
     Interest bearing                                   242,561         242,937
                                                      ---------       ---------
     Total deposits                                     284,679         279,898
  Federal funds purchased and securities
   sold under agreements to repurchase                   12,901           4,512
  Long-term debt                                         25,000          25,000
  Junior subordinated debentures                          8,248              --
  Mandatory redeemable capital debentures                    --           8,000
  Accrued interest payable and other liabilities            877             986
                                                      ---------       ---------

         Total liabilities                              331,705         318,396

STOCKHOLDERS' EQUITY
  Preferred stock, no par value; authorized
     16,000,000 shares; none issued                          --              --
 Common stock, par value $0.625 per share
     authorized 40,000,000 shares; issued 2004
     6,608,552 shares; 2003 6,607,452 shares;
     outstanding 2004  6,300,260 shares; 2003
     6,299,160 shares                                     4,130           4,130
  Surplus                                                 9,224           9,218
  Retained earnings                                       9,029           7,645
  Accumulated other comprehensive income                    364             400
  Less: Treasury stock - at cost, 308,292 shares         (1,850)         (1,850)
                                                      ---------       ---------
         Total stockholders' equity                      20,897          19,543
                                                      ---------       ---------

         Total liabilities and
            stockholders' equity                      $ 352,602       $ 337,939
                                                      =========       =========

See Notes to Consolidated Financial Statements

                                    EAST PENN
                              FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
         Three Months and Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                       Three Months Ended        Nine Months Ended
                                                       ------------------      --------------------
(In thousands, except per share data)                   2004        2003         2004         2003
                                                       ------      ------      -------      -------
Interest income
  Interest and fee income on loans                     $3,269      $2,957      $ 9,266      $ 8,684
  Securities:
     Taxable                                              872         660        2,764        1,778
     Tax-exempt                                           127         161          386          440
  Other                                                     2          14           13           78
                                                       ------      ------      -------      -------
         Total interest income                          4,270       3,792       12,429       10,980
                                                       ------      ------      -------      -------

Interest expense
  Deposits                                                905       1,075        2,748        3,360
  Federal funds purchased and securities
    sold under agreements to repurchase                    22           7           44           25
  Other borrowed funds                                    200          --          597           --
  Junior subordinated debentures                          136          91          408           91
                                                       ------      ------      -------      -------
         Total interest expense                         1,263       1,173        3,797        3,476
                                                       ------      ------      -------      -------

         Net interest income                            3,007       2,619        8,632        7,504

  Provision for loan losses                               129         114          412          342
                                                       ------      ------      -------      -------

         Net interest income after
           provision for loan losses                    2,878       2,505        8,220        7,162
                                                       ------      ------      -------      -------

Other income
  Customer service fees                                   240         235          700          687
  Mortgage banking activities, net                        120         139          342          350
  Net realized gains on sale of securities                 12         112           37          117
  Income from investment in life insurance                 73          64          224          198
  Net realized gains on sale of other real estate          --          --           61           --
  Other income                                             50          43          192          172
                                                       ------      ------      -------      -------
         Total other income                               495         593        1,556        1,524
                                                       ------      ------      -------      -------

Other expense
  Salaries and wages                                      937         918        2,726        2,573
  Employee benefits                                       283         241          843          772
  Occupancy                                               183         158          540          484
  Equipment                                               182         166          537          500
  Other operating expenses                                686         631        1,982        1,728
                                                       ------      ------      -------      -------
         Total other expense                            2,271       2,114        6,628        6,057
                                                       ------      ------      -------      -------

  Income before income taxes                            1,102         984        3,148        2,629

  Federal income taxes                                    271         244          756          650
                                                       ------      ------      -------      -------

         Net income                                    $  831      $  740      $ 2,392      $ 1,979
                                                       ======      ======      =======      =======

Basic and diluted earnings per share                   $ 0.13      $ 0.11      $  0.38      $  0.30

Cash dividends per common share                        $ 0.00      $ 0.00      $  0.16      $  0.10

See Notes to Consolidated Financial Statements

                         EAST PENN FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            For the Nine Months Ended
                    September 30, 2004 and September 30, 2003
                                   (Unaudited)

                                                                                 Accumulated
                                                                                    Other
                                          Common                     Retained   Comprehensive   Treasury
(In thousands, except per share data)      Stock         Surplus     Earnings       Income        Stock          Total
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                $ 4,842       $ 12,402     $ 5,497         $ 849       ($3,926)      $ 19,664
                                                                                                               --------
 Comprehensive income:
 Net income                                    --             --       1,979            --            --          1,979
 Changes in net unrealized gains
   on securities available
   for sale, net of tax effect                 --             --          --          (236)           --           (236)
                                                                                                               --------

    Total comprehensive income                                                                                    1,743
                                                                                                               --------
Exercise of 1,900 stock options                 1             10          --            --            --             11

Retirement of treasury stock,
   1,144,206 shares                          (715)        (3,211)         --            --         3,926             --

Cash dividend ($0.10 per share)                --             --        (661)           --            --           (661)
                                          -----------------------------------------------------------------------------

  Balance, September 30, 2003             $ 4,128       $  9,201     $ 6,815         $ 613            --       $ 20,757
                                          =============================================================================

Balance, December 31, 2003                $ 4,130       $  9,218     $ 7,645         $ 400       ($1,850)      $ 19,543
 Comprehensive income:
 Net income                                    --             --       2,392            --            --          2,392
 Changes in net unrealized gains
   on securities available for sale,
   net of tax effect                           --             --          --           (36)           --            (36)

     Total comprehensive income                                                                                   2,356
                                                                                                               --------

Exercise of 1,100 common stock
   options                                     --              6          --            --            --              6

Cash dividends ($0.16 per share)               --             --      (1,008)           --            --         (1,008)
                                          -----------------------------------------------------------------------------

  Balance, September 30, 2004             $ 4,130       $  9,224     $ 9,029         $ 364       ($1,850)      $ 20,897
                                          =============================================================================

See Notes to Consolidated Financial Statements

                         EAST PENN FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                          Nine Months Ended September 30,
(In thousands)                                                  2004           2003
                                                              --------       --------
CASH FLOWS from OPERATING ACTIVITIES
  Net income                                                  $  2,392       $  1,979
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
  Provision for loan losses                                        412            342
  Provision for depreciation and amortization                      481            416
  Net amortization of securities premiums and discounts            243            364
  Net realized gain on sale of foreclosed real estate              (61)            --
  Net realized gain on sale of securities                          (37)          (117)
  Proceeds from sale of mortgage loans                          23,581         40,383
  Net gain on sale of loans                                       (342)          (350)
  Loans originated for sale                                    (25,077)       (40,138)
  Earnings on investment in life insurance                        (224)          (198)
  Increase in accrued interest receivable
     and other assets                                              (44)        (1,823)
  Increase (decrease) in accrued interest payable
     and other liabilities                                        (109)           436
                                                              --------       --------

         Net cash provided by operating activities               1,215          1,294
                                                              --------       --------

CASH FLOWS from INVESTING ACTIVITIES
  Maturities of interest bearing time deposits                     200             --
  Purchases of available for sale securities                    (8,368)       (59,549)
  Proceeds from maturities of and principal repayments
     on available for sale securities                           15,869         18,511
  Proceeds from sale of securities                               6,240         18,155
  Proceeds from maturities of and principal repayments
     on held to maturity securities                                  6            756
  Proceeds from the sale of other real estate owned                317             83
  Net increase in loans                                        (24,406)       (23,327)
  Purchases of bank premises and equipment                      (1,822)          (499)
  Purchase of life insurance                                    (1,500)            --
                                                              --------       --------

         Net cash used in investing activities                 (13,464)       (45,870)
                                                              --------       --------

CASH FLOWS from FINANCING ACTIVITIES
  Net increase in deposits                                       4,781         32,526
  Net increase (decrease) in federal funds purchased and
     securities sold under agreements  to repurchase             8,389         (1,259)
  Proceeds from debenture                                           --          8,000
  Proceeds from the exercise of stock options                        6             11
  Dividends paid                                                (1,008)          (661)
                                                              --------       --------

         Net cash provided by financing activities              12,168         38,617
                                                              --------       --------

         Decrease in cash and cash equivalents                     (81)        (5,959)

  Cash and cash equivalents:
    Beginning of period                                          8,593         15,605
                                                              --------       --------

    End of period                                             $  8,512       $  9,646
                                                              ========       ========

SUPPLEMENTAL DISCLOSURES of CASH FLOW INFORMATION
  Cash payments for:
    Interest                                                  $  3,879       $  3,653
                                                              ========       ========

    Federal income taxes                                      $    742       $    595
                                                              ========       ========

See Notes to Consolidated Financial Statements

                         EAST PENN FINANCIAL CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

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

            Operating results for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2.    Investment in Bank

            On September 23, 2003, the Company purchased 141,300 shares of the common shares outstanding of a newly formed state chartered de novo bank, named Berkshire Bank, located in Wyomissing, Pennsylvania. The amount of the investment was $1,413,000, at September 30, 2003. On October 22, 2003, the Company purchased an additional 12,123 shares, for $121,230, of Berkshire Bank for a total investment of $1,534,230. Pursuant to Crown X Commitments entered into by the Company in August 2003 and approved by the Federal Reserve Bank of Philadelphia in September 2003, the Company currently owns 18.3% of Berkshire Bank common stock, but is authorized to go up to 24.9%. This passive investment in Berkshire Bank is recorded in other assets and is accounted for under the cost method of accounting.

3.    Earnings per Share

            The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Nine Months Ended               Three Months Ended
                                                             --------------------------      --------------------------
                                                                   September 30,                    September 30,
                                                                2004            2003            2004            2003
                                                             --------------------------      --------------------------
      Net income applicable to common stock                  $2,392,000      $1,979,000      $  831,000      $  740,000
                                                             ==========================      ==========================

      Weighted-average common shares outstanding              6,299,523       6,603,285       6,299,935       6,604,361
      Effect of dilutive securities, stock options               17,476          11,557          16,344          21,288
                                                             --------------------------      --------------------------
      Weighted-average common shares outstanding
           used to calculate diluted earnings per share       6,316,999       6,614,842       6,316,279       6,625,649
                                                             ==========================      ==========================

      Basic and diluted earnings per share                   $     0.38      $     0.30      $     0.13      $     0.11
                                                             ==========================      ==========================

4.    Comprehensive Income

            The components of other comprehensive income and related tax effects for the three and nine months ended September 30, 2004 and 2003 are as follows:

                                                       Three Months Ended        Nine Months Ended
                                                      ---------------------      -----------------
                                                          September 30,            September 30,
                                                        2004          2003        2004        2003
                                                      ---------------------      -----------------
      (In thousands)
      Unrealized holding gains (losses) on
           available for sale securities              $ 1,897       ($1,166)      ($17)      ($241)

      Less reclassification adjustments for
           gains (losses) included in net income           12           112         37         117
                                                      --------------------------------------------

      Net unrealized gains (losses)                     1,885        (1,278)       (54)       (358)
      Tax effect                                         (641)          435         18         122
                                                      --------------------------------------------

               Net of tax amount                      $ 1,244       ($  843)      ($36)      ($236)
                                                      ============================================

5.    Stock Option Plan

            The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation costs have been recognized for options granted in 2004 and 2003. Had compensation costs for stock options granted been determined based on the fair value at the grant date for awards under the plan consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share for the quarters ended September 30, 2004 and 2003, would have been reduced to the pro forma amounts indicated below:

                                                              Three Months Ended           Nine Months Ended
                                                            -----------------------     ------------------------
                                                                 September 30,               September 30,
                                                              2004          2003          2004           2003
                                                            -----------------------     ------------------------
                                                                  (In Thousands, except Per Share Amounts)
      Net income as reported                                $     831     $     740     $   2,392      $   1,979
      Total stock-based compensation cost, net of tax,
               that would have been included in the
               determination of net income if the fair
               value based method had been applied
               to all awards                                       96             4            99              6
                                                            -----------------------     ------------------------

      Pro forma net income                                  $     735     $     736     $   2,293      $   1,973
                                                            =======================     ========================

      Basic earnings per share:
               As reported                                  $    0.13     $    0.11     $    0.38      $    0.30
               Pro forma                                    $    0.12     $    0.11     $    0.36      $    0.30
      Diluted earnings per share:
               As reported                                  $    0.13     $    0.11     $    0.38      $    0.30
               Pro forma                                    $    0.12     $    0.11     $    0.36      $    0.30

6.    Guarantees

            The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit that are written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The Bank had $597,000 of standby letters of credit as of September 30, 2004. Management believes that the proceeds obtained through liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2004 for guarantees under standby letters of credit is not material.

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

            In March 2004, The SEC released Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments". SAB 105 provides guidance about the measurements of loan commitments recognized at fair value under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 is not expected to have a material effect on our consolidated financial statements.

            In March 2004, the FASB's Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No., 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). EITF 03-1 provides guidance regarding the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and to equity securities accounted for under the cost method.

      Included in EITF 03-1 is guidance on how to account for impairments that are solely due to interest rate changes, including changes resulting from increases in sector credit spreads. This guidance was to become effective for reporting periods beginning after June 15, 2004. However, on September 30, 2004, the FASB issued a Staff Position that delays the effective date for the recognition and measurement guidance of EITF 03-1 until additional clarifying guidance is issued. This additional guidance is expected to be issued during and become effective for the fourth quarter of 2004. We are not able to assess the impact of the adoption of EITF 03-1 until final guidance is issued.

ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               September 30, 2004

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

CRITICAL ACCOUNTING POLICIES

      Disclosure of the Company's significant accounting policies is included in
Note 1 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained on pages 12 and 14 of this report for the provision and allowance for loan losses.

OVERVIEW

      Net income for the nine months ended September 30, 2004 and 2003 was $2,392,000 and $1,979,000. The increase of $413,000, or 20.9%, is due to a 15%
increase in net interest income and a 2.1% increase in other income. On a basic and diluted per share basis, net income for the nine months ended September 30, 2004 was $0.38, respectively, as compared with $0.30 for the nine months ended September 30, 2003. Net income as a percentage of average assets on an annualized basis, also known as return on average assets, increased to 0.93% for the first nine months of 2004 from 0.91% for the first nine months of 2003 as a result of increased net income. Net income as a percentage of total average stockholders' equity on an annualized basis, also known as return on average equity, was 16.1% and 12.6% for the first nine months of 2004 and 2003, respectively. The increase in this ratio is attributable to the decline in stockholders' equity, which decreased in the fourth quarter of 2003, due to the repurchase of $1,850,000 in common stock from an individual investor.

      During the first nine months of 2004, the Company's assets grew $14,663,000, or 4.3%, to $352,602,000 as of September 30, 2004 from $337,939,000 as of December 31, 2003. This increase is primarily attributable to gross loans, which increased to $231,379,000 as of September 30, 2004 from $207,016,000 as of December 31, 2003, offset by a decline of $14,007,000, or 13.1%, in the investment securities portfolio, the proceeds of which were reinvested in funding loans. Total deposits increased by $4,781,000, or 1.7%, during the first nine months of 2004 to $284,679,000 as of September 30, 2004 from $279,898,000 as of December 31, 2003. This compares to an increase of $32,526,000, or 13.4%, to $276,166,000 at September 30, 2003 from $243,640,000 as of December 31, 2002.
The growth in total deposits during the first nine months of 2004 was less than the growth in deposits during the same period in 2003 as a result of the Bank's strategy to manage its net interest margin through cost of funds. As a result, customers were hesitant to invest in deposits due to the uncertainty of interest rates.

RESULTS OF OPERATIONS

Net Interest Income

      For the three months ended September 30, 2004, total interest income increased by $478,000, or 12.6%, to $4,270,000 compared to $3,792,000 for the three months ended September 30, 2003. This increase is primarily due to loan growth, which is the Company's highest yielding asset. To a certain degree, the two 25-basis point increases in the prime rate, which occurred during the third quarter of 2004, also contributed to the increase in interest income due to the repricing of interest rates on variable rate loans and investment securities.

      Total interest expense increased by $90,000, or 7.7%, to $1,263,000 for the three months ended September 30, 2004 from $1,173,000 for the three months ended September 30, 2003. Although interest expense increased due to increased volume of interest bearing liabilities, there was less of an increase as compared with prior quarters as a result of management's ongoing efforts to manage the cost of funds.

      Net interest income increased by $388,000, or 14.8%, to $3,007,000 for the three months ended September 30, 2004 from $2,619,000 for the three months ended September 30, 2003.

      For the nine months ended September 30, 2004, total interest income increased by $1,449,000, or 13.2%, to $12,429,000, compared with $10,980,000 for the nine months ended September 30, 2003. This increase is the result of a 19.5% increase in average interest-earning assets, which grew $52,124,000, to $319,903,000 for the first nine months of 2004, compared with $267,779,000 for the first nine months of 2003. The growth in average interest-earning assets was due to an increase in loans, which were funded primarily from the growth in deposits and cash flow from the investment securities portfolio. While the yield on average interest-earning assets decreased to 5.35% for the nine months ended September 30, 2004 from 5.63% for the same period in 2003 as a result of historically low interest rates, the overall growth in average interest-earning assets and the 50-basis point increase in the prime rate during the third quarter of 2004 helped to minimize the decline in the yield.

      Total interest expense increased by $321,000, or 9.2%, to $3,797,000 for the nine months ended September 30, 2004, from $3,476,000 for the nine months ended September 30, 2003. This increase is attributable to the growth of average interest bearing liabilities, which increased $51,576,000, or 22.1%, to $284,992,000 for the first nine months of 2004 from $233,416,000 for the first nine months of 2003. Growth in deposits and long-term debt contributed to the increase in average interest bearing liabilities. While the dollar amount of interest expense increased, overall cost of funds decreased to 1.78% for the first nine months of 2004 as compared with 1.99% for the same period in 2003. The reduction in the cost of funds was the result of the Bank's ongoing efforts to manage interest expense.

      Net interest income increased by $1,128,000, or 15%, to $8,632,000 for the nine months ended September 30, 2004 from $7,504,000 for the nine months ended September 30, 2003. This increase was primarily attributable to the growth in the volume of interest sensitive assets and liabilities, as opposed to the net interest rate spread, which decreased to 3.57% for the first nine months of 2004 from 3.64% for the first nine months in 2003. The net interest margin decreased to 3.76% from 3.89% for the nine-month periods ending September 30, 2004 and 2003. Although interest rates remained at their historic lows in 2004, the Bank strived to minimize the deterioration of its net interest rate spread and net interest margin, considering the growth of its interest sensitive assets and liabilities.

Provision for Loan Losses

      The provision for loan losses was $129,000 for the three months ended September 30, 2004 compared with $114,000 for the three months ended September 30, 2003.

      For the nine months ended September 30, 2004, the provision for loan losses was $412,000, an increase of $70,000, or 20.5%, compared with $342,000 for the nine months ended September 30, 2003. The increase in the provision was the result of the growth in the loan portfolio, as well as an increase in loans accorded non-accrual status during the first nine months of 2004.

      The allowance for loans losses represented 1.20% of total loans at September 30, 2004, compared with 1.16% as of December 31, 2003 and 1.20% as of September 30, 2003. Management performs ongoing assessments of the loan loss reserve in relation to loan portfolio growth, credit exposure to individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is reasonable and adequate for the periods presented.

Other Income

      For the three months ended September 30, 2004, other income was $495,000, a decrease of $98,000, or 16.5%, compared with $593,000 for the three months ended September 30, 2003. The decrease was primarily due to a reduction in income of $100,000 from gains on sales of available for sale investment securities because of selling less securities in 2004 as compared with 2003, and a $19,000 reduction in income from mortgage banking activities.

      Other income for the first nine months ended September 30, 2004 increased $32,000, or 2.1%, to $1,556,000 from $1,524,000 for the first nine months ended September 30, 2003. This increase was due to a $13,000 increase in customer service fees, a $26,000 increase in income from the investment in life insurance, a $61,000 increase from the sale of other real estate, and an increase of $20,000 in other miscellaneous income, offset by a decline of $80,000 from gains on sale of available for sale securities and $8,000 in less fee income from mortgage banking activities.

Other Expenses

      Other expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of the Company, increased to $2,271,000 for the third quarter of 2004 from $2,114,000 for the third quarter of 2003. The $157,000, or 7.4%, increase is the result of the Company's continued growth.

      Salaries and employee benefit expenses, which make up the largest component of other expenses, increased $61,000, or 5.3%, to $1,220,000 for the third quarter of 2004 from $1,159,000 for the third quarter in 2003. The increase is primarily attributable to the increase in normal salary and medical benefit costs.

      Occupancy expenses increased $25,000, or 15.8%, to $183,000 for the three months ended September 30, 2004 from $158,000 for the three months ended September 30, 2003. The increase was due to the cost associated with the purchase and renovation of a 3-story brick building located at 18 South 2nd Street, Emmaus, Pennsylvania, which will be used to house operational, administrative and executive departments of the Company.

      Equipment expense increased $16,000, or 9.6%, to $182,000 for the three months ended September 30, 2004 from $166,000 for the three months ended September 30, 2003. This increase is the result of additional costs and depreciation associated with equipment purchased to accommodate the Company's growth and its planned move into the newly acquired building at 18 South 2nd Street in Emmaus, which is expected to occur in the fourth quarter of 2004.

      Other operating expenses during the third quarter of 2004 increased $55,000, or 8.7%, to $686,000 from $631,000 during the third quarter of 2003.
The increase is primarily associated with the continued growth of the Company.

      For the nine months ended September 30, 2004, total other expenses increased $571,000, or 9.4%, to $6,628,000 from $6,057,000 for the nine months ended September 30, 2003. The impact of the increase was minimized as a result of management's ongoing efforts to control non-interest expenses as the Company continues to grow.

      Salary expenses and related employee benefits were $3,569,000 for the nine months ended September 30, 2004, an increase of $224,000, or 6.7%, compared with $3,345,000 for the nine months ended September 30, 2003. The increase is attributable to staff additions and increases in normal salary and benefit related expenses.

      Occupancy expenses for the first nine months of 2004 increased to $540,000 from $484,000 for the first nine months of 2003. The increase of $56,000, or 11.6%, is particularly attributable to the costs associated with the purchase and renovation of a building that is being readied for the use by executive, operational and administrative personnel.

      Equipment expenses increased $37,000, or 7.4%, to $537,000 for the first nine months of 2004 from $500,000 for the first nine months of 2003. The increase in this expense category was due to the added depreciation expense from the additions made to equipment to support the growth of the Company.

      Other operating expenses increased $254,000, or 14.7%, to $1,982,000 for the nine months ended September 30, 2004 from $1,728,000 for the nine months ended September 30, 2003. This increase was primarily the result of the Company's growth and increased transactional volume, which impacted certain volume driven expenses.

Income Taxes

      Income tax expense was $271,000 for the three months ended September 30, 2004, an increase of $27,000, or 11.1%, compared with $244,000 for the three months ended September 30, 2003. This increase is due to a higher level of pre-tax income.

      For the nine months ended September 30, 2004, the tax provision was $756,000 compared with

$650,000 for the nine months ended September 30, 2003. This increase of $106,000, or 16.3%, is the result of achieving a higher level of pre-tax net income with a level amount of tax-exempt income.

Net Income

      Net income for the three months ended September 30, 2004 was $831,000, an increase of $91,000, or 12.3%, compared with $740,000 for the three months ended September 30, 2003. This increase in net income is the result of increases of $388,000 in net interest income, offset by a decrease of $98,000 in other income, and increases of $15,000 in the provision for loan losses, $157,000 in other expenses and $27,000 in taxes. Basic and diluted earnings per share for the three months ended September 30, 2004 were each $0.13 compared with $0.11 for the three months ended September 30, 2003.

      Net income for the first nine months of 2004 was $2,392,000, an increase of $413,000, or 20.9%, compared with $1,979,000 for the first nine months of 2003. The increase in net income was the result of increases of $1,128,000 in net interest income and $32,000 in other income, which offset the increases of $70,000 in the provision for loan losses, $571,000 in other operating expenses and $106,000 in federal income tax expense. Factors contributing to the increased level of net income include increased interest income from loan growth and a 50-basis point increase in the prime rate, which occurred during the third quarter of 2004. The Bank's efforts to manage its cost of funds also had a positive impact on net income. Increased other income, derived from increased customer service fees, income from mortgages sold service retained and gains from sales of other real estate owned, further enhanced net income. Basic and diluted earnings per share for the nine months ended September 30, 2004 was $0.38 compared with $0.30 for the nine months ended September 30, 2003.

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

      The securities portfolio at September 30, 2004 was $93,274,000, compared to $107,281,000 at December 31, 2003, a decrease of $14,007,000, or 13.1%. The decline was principally attributable to prepayments of principal and to a lesser degree, the sale of investment securities. A portion of the proceeds from the sale of securities, in the amount of $1,500,000, was used during the first quarter of 2004 to purchase additional bank owned life insurance ("BOLI"), which yields tax-exempt income for the Bank. The remaining cash flow generated from the portfolio has been used to fund loan demand, which has been vigorous during 2004. Securities available for sale decreased to $92,229,000 at September 30, 2004 from $106,230,000 at December 31, 2003, while securities held to maturity were $1,045,000 at September 30, 2004 as compared with $1,051,000 at December 31, 2003.

      The carrying value of the available for sale portion of the portfolio at September 30, 2004 includes an unrealized gain of $552,000 (reflected as accumulated other comprehensive income of $364,000 in stockholders' equity, net of deferred income tax asset of $188,000). This compares with an unrealized gain at December 31, 2003 of $606,000 (reflected as accumulated other comprehensive income of $400,000 in stockholders' equity, net of deferred income tax liability of $206,000).

Loans

      The loan portfolio comprises the major component of the Company's earning assets and generally is the highest yielding category of asset. Gross loans receivable, net of unearned fees and origination costs, increased $24,363,000, or 11.8%, to $231,379,000 at September 30, 2004 from $207,016,000 at December
31, 2003. This increase is primarily attributed to increased commercial loan demand and the impact of low interest rates, which presented the Bank with the opportunity to prospect clients of other financial institutions through commercial loan refinancing activity. In addition, the Bank has expanded its ability to handle larger commercial lending transactions. Gross loans represented 81.3% of total deposits at September 30, 2003 as compared with 74% at December 31, 2003, since loan growth outpaced deposit growth.

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

      The allowance for loan losses at September 30, 2004 and December 31, 2003 was $2,772,000 and $2,403,000, respectively, compared to $2,396,000 at September 30, 2003. The increase in the allowance was attributable to the growth of the loan portfolio and the shift in the loan mix, where there was continued growth in commercial loans, which generally carry a higher level of credit risk. At September 30, 2004, the allowance for loan losses represented 1.20% of the gross loan portfolio, compared with 1.16% at December 31, 2003. This compares to 1.20% at September 30, 2003. At September 30, 2004, management believes the allowance for loan loss reserve to be reasonable and adequate to meet potential losses.

      Table 1 - "Analysis of Allowance for Loan Loss" - details the activity, which occurred in the allowance over the first nine months of 2004 and 2003.

      Table 1 - Analysis of Allowance for Loan Loss (1)

      -----------------------------------------------------------------------------
      (in thousands)
                                                              2004           2003
                                                             -------        -------
      Balance, beginning of year                             $ 2,403        $ 2,167
      Provision charged to operating  expense                    412            342
      Charge-offs:
        Commercial                                                 0            (34)
        Real estate                                                0            (60)
        Consumer                                                 (56)           (24)
                                                             -------        -------
        Total charge-offs                                        (56)          (118)

      Recoveries:
        Commercial                                                 3              0
        Consumer                                                  10              5
                                                             -------        -------
        Total recoveries                                          13              5

      Net (charge-offs)                                          (43)          (113)
                                                             -------        -------
                                                             $ 2,772        $ 2,396
                                                             =======        =======
      -----------------------------------------------------------------------------
      Net (charge-offs) recoveries to average net loans        (0.02)%        (0.06)%

      (1)   Bank's loan portfolio is entirely domestic
      -----------------------------------------------------------------------------

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

      Table 2 - "Asset Quality Ratios" - summarizes pertinent asset quality ratios at September 30, 2004 and December 31, 2003.

      Table 2 -Asset Quality Ratios

      ------------------------------------------------------------------------
                                                     9/30/04         12/31/03
                                                     -------         --------
      Non-accrual loans/Total loans                     0.51%            0.19%
      Non-performing assets (1) /Total loans            0.53%            0.34%
      Net charge-offs/Average loans                     0.02%            0.08%
      Allowance/Total loans                             1.20%            1.16%
      Allowance/Non-accrual  loans                    233.33%          608.35%
      Allowance/Non-performing loans (1)              229.09%          569.43%

      (1)   - Includes non-accrual loans.
      ------------------------------------------------------------------------

      At September 30, 2004, the Company had other real estate owned as acquired through foreclosure, in the amount of $20,000, which decreased $256,000, from $276,000 at December 31, 2003, as a result of the sale of two residential property loans. The disposition of these properties resulted in a $61,000 gain recorded as other income. The Company expects to dispose of the remaining property with minimal or no loss.

      Loan concentrations are considered to exist when the total amount of loans to any one or a multiple number of borrowers engaged in similar activities or having similar characteristics exceeds 10% of loans outstanding in any one category. Most of the Company's lending activities are with customers located within the Lehigh Valley of Pennsylvania. The Company does not have any significant concentrations in any one industry or borrower. Although the Company has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

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

      The Company had $7,150,000 and $5,426,000 in BOLI, as of September 30, 2004 and December 31, 2003. Although the BOLI is an asset that may be liquidated, it is the Company's intention to hold this pool of insurance because it provides tax-exempt income that lowers the Company's tax liability, while enhancing its overall capital position. Because of the benefits derived from investing in BOLI, an additional $1,500,000 BOLI investment was made during the first quarter of 2004.

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

Deposits

      Deposits are the major source of the Company's funds for lending and investment purposes. Total deposits at September 30, 2004 were $284,679,000, an increase of $4,781,000, or 1.7%, from total deposits of $279,898,000 at December 31, 2003. The increase in deposits was due to an increase of $5,157,000 in non-interest bearing demand deposit accounts, offset by a decline of $379,000 in interest bearing deposits. However, there was a shifting within interest bearing deposits with increases of $5,157,000 in interest bearing demand deposits and $2,832,000 in savings accounts, offset by a decline of $8,456,000 in certificates of deposit. The reduction in certificates of deposit was due to run-off of higher costing deposits into lower costing deposits as a result of customers' continued hesitation to invest in term deposits because of their perception as to the uncertainty of interest rates. This resulted in reducing the Bank's overall cost of funds to 1.78% at September 30, 2004 from 1.94% at December 31, 2003 and 1.99% at September 30, 2003.

Federal Funds Purchased and Securities Sold under Agreements to Repurchase

      There was an outstanding balance of $10,114,000 in federal funds purchased and other overnight borrowings at September 30, 2004 as compared with none at December 31, 2003. The Bank has a $5,000,000 federal funds line of credit with its main correspondent bank, Atlantic Central Bankers Bank, Camp Hill, Pennsylvania ("ACBB") as well as a maximum borrowing capacity of $156,559,000 with the Federal Home Loan Bank of Pittsburgh ("FHLB"). Because loan growth outpaced deposit growth during the first nine months of 2004, overnight borrowings were used as an alternate, low-cost source of funding loan growth.

      Securities sold under agreements to repurchase were $2,787,000 at September 30, 2004, compared to $4,512,000 at December 31, 2003. This decrease of $1,725,000, or 38.2%, was the result of customers, who were rate driven, to reinvest their funds into higher yielding money market accounts. Securities sold under agreements to repurchase generally mature in one business day and roll over under a continuing contract.

Long-Term Debt and Borrowing Capacity

      The Bank had $25 million outstanding in fixed rate term loans at September 30, 2004 and December 31, 2003 with the FHLB. The $25 million borrowing is comprised of the following fixed rate borrowings (in thousands):

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
                                           =======               ====

      The Bank has a total maximum borrowing capacity of approximately $156,559,000 with the FHLB, out of which $9,160,000 representing overnight borrowings and $25 million in fixed rate term loans were outstanding at September 30, 2004, resulting in an unused borrowing capacity of $122,399,000.

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

      Liquidity from asset categories is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which were $8,512,000 at September 30, 2004, compared to $8,593,000 at December 31, 2003.
Additional asset liquidity sources include principal and interest payments from securities in the Company's investment portfolio and cash flow from its amortizing loan portfolio. Longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. At September 30, 2004, management indicated that there was $65,709,000 in liquid securities as compared with $90,642,000 at December 31, 2003. The decline in liquid securities since year-end is due to the cash flow from the investment portfolio that has been used to fund loan growth, as well the need to pledge additional securities as collateral for the increased public fund deposit account balances.

      Liability liquidity sources include attracting deposits at competitive rates. Deposits at September

30, 2004 were $284,679,000, compared to $279,898,000 at December 31, 2003. In addition, the Bank has federal fund lines of credit with its main correspondent bank, ACBB, and with the FHLB, which are reliable sources for short and long-term funds.

      The Company's financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk. Off-balance sheet arrangements are discussed in detail below.

      Management is of the opinion that its liquidity position, at September 30, 2004, is adequate to respond to fluctuations "on" and "off" the balance sheet. In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in the Company's inability to meet anticipated or unexpected liquidity needs.

Off-Balance Sheet Arrangements

      The Company's financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made in accordance with the same standards as on-balance sheet instruments. Unused commitments at September 30, 2004 were $67,641,000, which consisted of $62,220,000 in unfunded commitments to existing loans, $4,824,000 to grant new loans and $597,000 in letters of credit. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present a significant liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital

      The following Table 3 presents the risk-based and leverage capital amounts and ratios at September 30, 2004 for the Company and the Bank.

                                                                                                   To be Well Capitalized
                                                                                                        under Prompt
                                                          For Capital Adequacy                        Corrective Action
                                Actual                           Purposes                                 Provisions
                           -----------------            --------------------------               ----------------------------
                           Amount      Ratio            Amount               Ratio               Amount                 Ratio
                           ------      -----            ------               -----               ------                 -----
                                                          (Dollars in Thousands)
As of September 30, 2004:
  Total capital
    (to risk-weighted
    assets):
      Consolidated         $31,301     12.62%  greater than  $19,849   greater than  8.0%          N/A                   N/A%
                                               or equal to             or equal to

      East Penn Bank        29,410     11.95   greater than   19,681   greater than  8.0   greater than  24,601   greater than  10.0
                                               or equal to             or equal to         or equal to            or equal to
  Tier 1 capital (to
    risk-weighted
    assets):
      Consolidated          27,372     11.03   greater than    9,925   greater than  4.0           N/A                  N/A
                                               or equal to             or equal to

      East Penn Bank        26,638     10.83   greater than    9,840   greater than  4.0   greater than  14,761   greater than   6.0
                                               or equal to             or equal to         or equal to            or equal to
  Tier 1 capital
    (to average assets):
      Consolidated          27,372      7.78   greater than   14,077   greater than  4.0           N/A                  N/A
                                               or equal to             or equal to

      East Penn Bank        26,638      7.62   greater than   13,992   greater than  4.0   greater than  17,490    greater than  5.0
                                               or equal to             or equal to         or equal to             or equal to

      These capital ratios continue to remain at levels, which are considered to be "well-capitalized" as defined by regulatory guidelines.

      Banking laws and regulations limit the amount of cash dividends that may be paid without prior approval from the Company's regulatory agencies. In abidance with such requirements, on January 15, 2004, the Board of Directors authorized and declared its first semi-annual cash dividend for 2004 in the amount of $0.08 per share, paid on February 28, 2004 to all shareholders of record as of January 31, 2004. In addition, on July 26, 2004, the Board authorized and declared a cash dividend for the second half of 2004 of $0.08 per share, which was paid on August 31, 2004 to all shareholders of record as of August 4, 2004. The payment of these semi-annual cash dividends decreased retained earnings by $1,008,000. This is the first year that the Company paid a semi-annual dividend as compared with prior years' cash dividend payments, which were paid once a year.

      Restrictions under the Pennsylvania Banking Code of 1965 are placed on the size of a Bank's investment in fixed assets as a percentage of equity. Presently, the Bank exceeds the allowable limit of 25% of equity, as defined by the Pennsylvania Department of Banking. The Bank's fixed assets as a percentage of equity decreased to 28.2% at September 30, 2004, as compared with 30.4% at September 30, 2003. This decrease was due to the increase in stockholders' equity, which offset the increase in fixed assets, which increased as a result of the purchase on February 27, 2004 of a three-story, 20,000 square foot brick office building totaling $1,440,000 to be used to house executive, administrative and operational offices. Generally, the Bank contacts the Department of Banking prior to the acquisition of material dollar fixed asset additions to obtain the Department's approval. On an ongoing basis, compliance with this section of the Banking Code is expected to occur through normal depreciation adjustments and retention of earnings.

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

ITEM 4

Controls and Procedures

      (a)   Evaluation of disclosure controls and procedures

            As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic filings.

      (b)   Changes in internal controls.

            The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls during the quarter ended September 30,

            2004, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------

                  Nothing to report.

Item 3. Defaults upon Senior Securities
-------

                  Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders
-------

                  Nothing to report.

Item 5. Other Information
-------

                  Nothing to report.

Item 6. Exhibits
-------

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

                                EAST PENN FINANCIAL CORPORATION
                                   (Registrant)


                                By: /s/ Brent L. Peters
                                    --------------------------------------------
                                    Brent L. Peters
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                                Date: November 10, 2004


                                By: /s/ Theresa M. Wasko
                                    --------------------------------------------
                                    Theresa M. Wasko
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                Date: November 10, 2004

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