Form 10-K
period 2004-12-31
EAST PENN FINANCIAL CORP
filed 2005-03-30
CIK 1220483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

      |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2004

                                       or

      |_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

                                    000-50330
                             ----------------------
                             Commission File Number

                         EAST PENN FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                Pennsylvania                                 65-1172823
      -------------------------------               ----------------------------
      (State or Other Jurisdiction of               (IRS Employer Identification
      Incorporation or Organization)                Number)

                 731 Chestnut Street, Emmaus, Pennsylvania 18049
      --------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                   Registrant's Telephone Number: 610-965-5959
                                                  ------------

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock ($0.625 par value)
                         -------------------------------
                                (Title of class)

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

                        $39,970,000 as of June 30, 2004.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

      6,302,560 shares of common stock, $0.625 par value per share, were outstanding as of March 11, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part II incorporates certain information by reference from the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2004 (the "Annual Report"). Part III incorporates certain information by reference from the Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders.

                         EAST PENN FINANCIAL CORPORATION
                                      INDEX
                           ANNUAL REPORT ON FORM 10-K

                                                                                     Page
Part  I.

         Item  1 -  Business ......................................................    4

         Item  2 -  Properties ....................................................   13

         Item  3 -  Legal Proceedings .............................................   15

         Item  4 -  Submission of Matters to a Vote of Security Holders ...........   15

PART II

         Item  5 -  Market for Registrant's Common Equity, Related
                    Stockholder Matters and Issuer Purchases of
                    Equity Securities .............................................   15

         Item  6 -  Selected Financial Data .......................................   16

         Item  7 -  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ...........................   18

         Item 7A -  Quantitative and Qualitative Disclosures About Market Risk ....   18

         Item  8 -  Financial Statements and Supplementary Data ...................   18

         Item  9 -  Changes In and Disagreements with Accountants on
                    Accounting and Financial Disclosure ...........................   18

         Item 9A    Controls and Procedures .......................................   18

         Item 9B    Other Information .............................................   18

PART III

         Item 10 -  Directors and Executive Officers of the Registrant ............   18

         Item 11 -  Executive Compensation ........................................   18

         Item 12 -  Security Ownership of Certain Beneficial Owners
                    and Management and Related Stockholder Matters ................   18

         Item 13 -  Certain Relationships and Related Transactions ................   19

         Item 14 -  Principal Accountant Fees and Services ........................   19

PART IV

         Item 15 -  Exhibits and Financial Statement Schedules ....................   19

Signatures.........................................................................   21

Exhibit Index......................................................................   23

                                     PART I

ITEM 1. BUSINESS
----------------

Forward-Looking Statements
--------------------------

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

      Because of the possibility of change in the underlying assumptions, actual results could differ materially from these forward-looking statements. In addition to these factors, the following could cause actual results to differ materially from those expressed in the forward-looking statements:

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

History
-------

      The Company is a Pennsylvania business corporation, which is registered as a bank holding company under the Bank Holding Company Act of 1956,as amended (the "Holding Company Act"). The Company was incorporated on January 27, 2003 for the purpose of forming a one-bank holding company. On July 1, 2003, the Company completed the reorganization and merger of East Penn Bank (the "Bank") into the holding company form of ownership. In the reorganization, the Bank became a wholly owned banking subsidiary of the Company. The Company's profitability will be dependent on the financial results of its primary operating subsidiary, which is the Bank. In the future, the Company may decide to acquire or establish additional subsidiaries, including other banks. The Company's headquarters and principal place of business is located at 731 Chestnut Street, Emmaus, Lehigh County, Pennsylvania 18049.

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

      The Bank formed East Penn Mortgage Company (the "Mortgage Company"), a wholly owned subsidiary, which was incorporated in the Commonwealth of Pennsylvania on June 2, 1995. This subsidiary engages in the originating, processing and brokering of first and second mortgage loans, where such loans are either maintained within the Bank's loan portfolio or sold in the secondary market. In 2004, the Bank commenced selling mortgages service retained through the Federal Home Loan Bank's Mortgage Partnership Finance Program ("MPF").

      East Penn Home Settlements, LLC is a Pennsylvania limited liability company. The Bank and Mortgage Company each have a 20% interest in the limited liability company, which represents an aggregate investment of $3,000. This investment is a joint venture title insurance agency with Home Settlement Services located in Macungie and Allentown, Pennsylvania. The Bank and the Mortgage Company entered into this arrangement on

November 15, 1999. Income generated from this investment was $14,500 for 2004 and $47,600 for 2003, and is included in other income.

Description of Business
-----------------------

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

      The Bank's primary service area is known as the Lehigh Valley, and is located in the counties of Lehigh, Northampton and Northeastern Berks in eastern Pennsylvania. The Lehigh Valley is a vibrant, growing region strategically located near the center of the northeastern corridor of New York, Philadelphia and Washington, D.C. The local economy mirrors the national economy to the extent that the Lehigh Valley, like many other communities in the nation, has been impacted, to a certain degree, by the overall economic slowdown and increases in unemployment. Over the past 10 years, the Lehigh Valley has experienced a change in the types of businesses that have traditionally resided in the region. Historically, the area was dominated by large manufacturers, whereas now, there are more service-based companies, and this trend is expected to continue. According to statistics, population trends are positive in both size and age demographics, with municipal population in the Bank's service area expected to grow 22.6% from 2000 to 2030, with most of the growth centered in suburban areas where there are substantial tracts of available land for future development.

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

      The Bank believes that as a result of the shift in business entities, population growth and the recent trend in bank mergers and acquisitions within its geographic area, the need for a strong community banking presence continues to exist in its primary service area. The Bank's business development strategy has been focused on competing with larger banks, other community banks, thrift institutions and credit unions, by providing comparable retail and commercial banking products and services, coupled with exceptional customer service, with an orientation towards relationship banking and the development of customer loyalty. Rather than expanding into new areas of financial services, the Bank has focused on further developing its personnel, resources and capabilities in providing traditional banking products and services.

      This strategy has proven to be a successful tactic in that it has provided the Bank with consistent core deposit growth, which has allowed the Bank to more efficiently fund asset growth, while preserving credit quality. The Bank's business model has and will continue to focus on the consumer and the small and medium-sized business markets, where referrals received from existing customers have proven to be a major source for developing business.

      The Bank's focus for the future is to continue to focus on its community activities and to further penetrate the market within its geographic footprint. The Bank has signed an agreement to purchase land for a new branch to be located at Harrison Street and State Road, Emmaus, Pennsylvania, with the expectation that the purchase will be finalized in 2005. The Bank's commitment to remain an independent community bank with local management and decision-making is a beneficial attribute that has proven to attract new business, while satisfying existing customers.

Supervision and Regulation
--------------------------

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

The Company
-----------

      The Company is subject to the jurisdiction of the SEC and state securities commissions for matters relating to the offering and sales of its securities, and is subject to the SEC's rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitations and insider trading.

      The Company is also subject to the provisions of the Holding Company Act and to supervision and examination by the Federal Reserve Board ("FRB"). Under the Holding Company Act, the Company must secure the prior approval of the FRB before it may own or control, directly of indirectly, more than 5% of the voting shares or substantially all of the assets of any institution, including another bank (unless it already owns a majority of the voting stock of the bank).

      Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ("CRA") ratings are generally prerequisites in obtaining federal regulatory approval to make acquisitions.

      The Company is required to file an annual report with the FRB and any additional information that the FRB may require pursuant to the Holding Company Act. The FRB may also make inspections of the Company and examinations of any or all of its subsidiaries. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provision for any property or service. Thus, an affiliate of the Company may not impose conditions as to the extension of credit, the lease or sale of property or furnishing of any services in (i) the customer's obtaining or providing some additional credit, property or services from or to the Company or other subsidiaries of the Company, or (ii) the customer's refraining from doing business with a competitor of the Company or its subsidiaries. The Company may impose conditions to the extent necessary to reasonably assure the soundness of credit extended.

      Subsidiary banks of the bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on (i) any extension of credit to the bank holding company or any of its subsidiaries, (ii) investments in the stock or other securities of the bank holding company, and (iii) taking the stock or securities of the bank holding company as collateral for loans to any borrower.

The Bank
--------

      As a Pennsylvania chartered, Federal Reserve Bank member, the Bank is subject to supervision, regulation and examination by the Pennsylvania Department of Banking, the FRB and the FDIC. The Bank is also subject to requirements and restrictions under federal and state law, including:

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

State Banking Law
-----------------

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

Federal Banking Law
-------------------

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

C.    Deposit Insurance

      The Bank's deposits are insured by the FDIC to the maximum extent provided by the law, pursuant to the system of federal deposit insurance initially established by the Banking Act of 1933. The Bank pays insurance premiums into the Bank Insurance Fund ("BIF") in accordance with rates established by the FDIC.

D.    FDIA

      Under the Federal Deposit Insurance Act (the "FDIA"), the FDIC possesses the power to prohibit institutions that it regulates (such as the Bank) from engaging in any activity that would be an unsafe and unsound banking practice or would otherwise be in violation of the law.

E.    CRA

      The CRA rules emphasize performance over process and documentation. Under the rules, a five-point rating scale is used. A bank's compliance is determined by utilizing a three-part test whereby examiners assign a numerical score for a bank's performance in each of three areas: lending, service and investment. The greatest weight is placed on the lending aspect of this test. When rating a bank in the area of lending, regulators examine the number and amount of loan originations, the locations where the loans were made, and the income characteristics of the borrowers. Although banks are not required to make loans in every area, if there are apparent census tracts in which there is little lending, regulators will focus their investigations in that area. The service part of the test evaluates how a bank delivers its products to the community through branching and the extent and innovativeness of its community development services. As with lending, banks are not required to branch in every area, although conspicuous gaps will be investigated. The third part of the test, investment in the community, examines how a bank meets the investment needs of the community in which it operates. Investment performance is evaluated pursuant to the following criteria: the dollar amount of qualified investments; the innovativeness and complexity of qualified investments; the responsiveness of qualified investments to credit and community development needs; and the degree to which qualified investments are not routinely provided by private investors.

F.    BSA

      Under the Bank Secrecy Act ("BSA"), banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions that occur and which the bank becomes aware in any one day that aggregate in excess of $10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

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

FDICIA
------

Capital Categories
------------------

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provides that financial institutions must be classified in one of five defined categories, namely, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

                                    Total      Tier I                Under a
                                    Risk       Risk-      Tier I     Capital
                                    Based      Based      Leverage   Order or
                                    Ratio      Ratio      Ratio      Directive
                                    ------     ------     --------   ---------

CAPITAL CATEGORY
Well capitalized                    >=10.0      >=6.0     >=5.0         No
Adequately capitalized              >= 8.0      >=4.0     >=4.0*
Undercapitalized                    <  8.0      < 4.0     < 4.0*
Significantly undercapitalized      <  6.0      < 3.0     < 3.0
Critically undercapitalized         <= 2.0

      *     3.0 for those banks having the highest available regulatory rating.

Prompt Corrective Action
------------------------

      In the event a company's capital deteriorates to the undercapitalized category or below, the FDICIA prescribes an increasing amount of regulatory intervention. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver. For well capitalized companies, FDICIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receive a less than satisfactory examination report rating for asset quality, management, earnings or liquidity. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. As of December 31, 2004, the Company is considered to be well capitalized as defined by these capital rules.

Operational Controls
--------------------

      Under FDICIA, financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards to be developed by FRB regulations.

Legislation and Regulatory Changes
----------------------------------

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

      USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcements' and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on all financial institutions is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws, and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

      Financial Services Modernization Legislation. In November 1999, the Gramm-Leach-Bliley Act of 1999 ("GLB Act") was enacted. The GLB Act repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities, and which restricted officer, director or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.

      In addition, the GLB Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a "financial holding company". "Financial activities" is broadly defined to include not only banking activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, but also those activities incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or their financial system.

      The GLB Act also permits state-chartered banks to engage in expanded activities through the formation of financial subsidiaries. A state-chartered bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or develop- ment, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the Holding Company Act or permitted by regulation.

      To the extent that the GLB Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, the GLB Act may have the result of increasing the amount of competition that the Registrant faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company.

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

Environmental Regulation
------------------------

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

Effects of Inflation
--------------------

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

Interest Rate Sensitivity and Market Risk
-----------------------------------------

      For further discussion, see page 18 of "Quantitative and Qualitative Disclosures about Market Risk", included herein.

Federal Taxation
----------------

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

State Tax
---------

      The Bank is subject to the Commonwealth of Pennsylvania's shares and loan tax for financial institutions. The tax is assessed on the Bank's average shareholders' equity over the prior six years, as adjusted for certain types of investments. Presently the tax rate is 1.25%.

Competition
-----------

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

      Many bank holding companies have elected to become financial holding companies under the GLB Act, which gives them a broader range of products with which the Company must compete. Although the long-range effects of this development cannot be predicted, most probably it will further narrow the differences and intensify competition among commercial banks, investment banks, insurance firms and other financial services companies.

Disclosure of Significant Policies
----------------------------------

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

Statistical Data
----------------

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

      o     Investment Portfolio.

      o     Loan Maturity and Interest Rate Sensitivity.

      o     Loan Portfolio.

      o     Allocation of Allowance for Loan Losses.

      o     Deposits.

      o     Short-Term Borrowings.

Employees
---------

      As of March 4, 2005, the Company employed 106 full-time employees and 15 part-time employees. The Company enjoys a good relationship with its employees, who are not represented by a collective bargaining agreement.

AVAILABLE INFORMATION
---------------------

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

ITEM 2. PROPERTIES
------------------

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

      In addition to the main office, the Bank owns or leases six branches, one operations building, two administrative offices and four parking lots as follows:

    Location Address                     Description & Square Footage                      Purpose
--------------------------          --------------------------------------      ----------------------------
6890 Hamilton Boulevard             Bank owned-brick construction;              Utilized as a branch
Trexlertown, Pennsylvania           Comprised of 4,500 square feet;             and occupied by East
Lehigh County                       Opened November 1996                        Penn Mortgage Co.
                                    Property mortgage: none

201 West Main Street                Bank owned-brick construction;              Utilized as a branch
Macungie, Pennsylvania              Land leased; Comprised of 2,500
Lehigh County                       square feet; Opened October 1997
                                    2004 land lease expense: $51,346
                                    Property mortgage: none

951 State Street                    Premises leased by Bank;                    Utilized as a branch
Mertztown, Pennsylvania             Comprised of 1,700 square feet;
Berks County                        Opened November, 1998
                                    2004 rent expense: $19,980

1251 S.  Cedar Crest Blvd.          Premises leased by Bank;                    Utilized as a branch
Allentown, Pennsylvania             Comprised of 2,300 square feet;
Lehigh County                       Opened January 1999
                                    2004 rent expense: $46,467

861 North Route 100                 Bank owned-brick construction;              Utilized as a branch
Fogelsville, Pennsylvania           Comprised of 2,149 square feet;
Lehigh County                       Opened November 1999
                                    Property mortgage: none

    Location Address                     Description & Square Footage                      Purpose
--------------------------          --------------------------------------      ----------------------------
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

18 S. Seventh Street                Bank owned-wood construction;               Administrative offices
Emmaus, Pennsylvania                Comprised of 4,800 square feet;
Lehigh County                       Opened September 1998
                                    Property mortgage: none

4283 Chestnut Street                Premises leased by Bank;                    Administrative offices
Emmaus, Pennsylvania                Comprised of 5,100 square feet;             and record retention
Lehigh County                       Opened August 1999
                                    2004 rent expense: $42,120

22 South Second Street              Bank owned three-story brick                Administrative offices
Emmaus, Pennsylvania                construction;                               and operations center
Lehigh County                       Comprised of 20,000 square feet;
                                    Opened October 2004
                                    Property mortgage: none

222 Main Street                     Property leased by Bank;                    Utilized as a parking lot
Emmaus, Pennsylvania                Comprised of 4,400 square feet;             for up to 12 motor vehicles
Lehigh County                       Placed in service November 2004
                                    2004 rent expense: $2,200

218 Main Street                     Property leased by Bank;                    Utilized as a parking lot
Emmaus, Pennsylvania                Comprised of 4,392 square feet;             for up to 12 motor vehicles
Lehigh County                       Placed in service November 2004
                                    2004 rent expense: $1,200

Rear of 226 and                     Property leased by Bank;                    Utilized as a parking lot
232 Main Street                     Comprised of 10,000 square feet;            for up to 30 motor vehicles
Emmaus, Pennsylvania                Placed in service November 2004
Lehigh County                       2004 rent expense: $1,530

8 South Second                      Property leased by Bank;                    Utilized as a parking lot
Emmaus, Pennsylvania                Comprised of 1,500 square feet;             for up to 10 motor vehicles
Lehigh County                       Placed in service November 2004
                                    2004 rent expense: $660

      Management believes that these buildings and properties are in good condition and are adequate for the Company's current purposes.

      The Bank has signed agreements to purchase properties. One is to purchase a property located at Harrison Street and State Road, Emmaus, Pennsylvania to build a branch office, and the other is to purchase a property located at 28 South Second Street, Emmaus, Pennsylvania, adjacent to the Company's newly opened administrative offices, to be developed to accommodate future parking needs. The total cost of both purchases will be $890,000. The Bank received the appropriate regulatory approval for the future branch site. At December 31, 2004, there is currently $169,000 in deposits and other costs related to the purchases. In addition, the Bank has a commitment to renovate its newly acquired administrative offices at 22 South Second Street, Emmaus, Pennsylvania at a cost of $550,000.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

      No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
------------------------------------------------------------------------------
        ISSUER PURCHASES OF EQUITY SECURITIES
        -------------------------------------

      As part of the Plan of Reorganization to form a bank holding company, which became effective July 1, 2003, each share of common stock of the Bank was exchanged for one share of common stock of the Company. Prior to July 1, 2003, the Bank's common stock traded on the NASDAQ SmallCap Market under the symbol "EPEN". After the reorganization, the Company's common stock continues to trade on the NASDAQ SmallCap Market under the same symbol "EPEN".

      The information provided below reflects the actual high, low and closing prices and the status of dividends declared for each share of the Company's common stock for each quarter of 2004 and 2003. The prices do not include retail mark-ups or markdowns or any commissions to broker-dealers.

                                                 Stock Price Range
                                                 ------------------      Closing
                                                  High         Low        Price
                                                  ----         ---       ------
2004
----
First Quarter                                    $ 9.50      $ 8.00      $ 9.25
Second Quarter                                    10.35        8.30        8.97
Third Quarter                                      8.95        7.90        8.35
Fourth Quarter                                     9.13        8.17        8.75

2003
----
First Quarter                                    $ 5.89      $ 5.32      $ 5.65
Second Quarter                                     8.75        5.65        8.74
Third Quarter                                      9.10        7.30        9.00
Fourth Quarter                                     9.49        8.75        9.10

      During 2004, the Company initiated the payment of a semi-annual cash dividend. The first of the two cash dividends was in the amount of $0.08 per share and was paid on February 28, 2004 to all shareholders of record as of January 31, 2004. The second cash dividend paid during 2004 was in the amount of $0.08 per share payable August 31, 2004 to all shareholders of record as of August 4, 2004. The aggregate dividends paid in 2004 were $1,008,000. During 2003, the Bank declared a cash dividend of $0.10 per share, payable June 30, 2003 to all shareholders of record as of June 16, 2003. The aggregate dividend paid in 2003 was $661,000.

      The future dividend policy of the Company is subject to the discretion of the Board of Directors, who will incorporate into their decision such factors as future earnings, financial conditions, cash needs, capital requirements and general business conditions. Holders of common stock will be entitled to receive dividends as and when declared by the Company's Board of Directors out of funds legally available for that purpose. The Company is dependent on dividends from the Bank in order to declare its own dividends. Such payment from the Bank, however, will be subject to the regulatory restrictions set forth in the Pennsylvania Banking Code of 1965, the Federal Reserve Act and the FDIA.

      The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings, which were $9,887,000 at December 31, 2004. Cash dividends must be approved by the FRB if the total of all cash dividends declared by the Company in any calendar year, including the proposed cash dividend, exceeds the total of the Company's net profits for that year plus its retained net profits from the preceding two years less any required transfers to surplus or to a fund for the retirement of preferred stock, if any. The FDIA generally prohibits all payment of dividends by any bank, which is in default of any assessment of the FDIC. As of December 31, 2004, the Company was not in default of any FDIC assessments.

      As of December 31, 2004, there were approximately 1,431 shareholders of record of the Company's common stock.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

      The information required to be set forth hereunder is incorporated by reference to page 12 of East Penn Financial Corporation's Proxy Statement.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

      The following selected financial data should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes presented elsewhere herein.

                                                                                December 31
(IN THOUSANDS, EXCEPT PER SHARE DATA)                   2004          2003          2002          2001          2000
                                                      ----------------------------------------------------------------
Balance Sheet Data:
Total assets                                          $359,414      $337,939      $272,077      $233,329      $220,320
Securities available for sale                           87,609       104,034        61,439        47,300        45,215
Securities held to maturity, at cost                     1,040         1,051         1,808         1,861         2,628
Mortgages held for sale                                  1,146           956         3,363         2,349           913
Loans receivable                                       240,669       207,016       176,987       153,765       147,161
Allowance for loan losses                                2,838         2,403         2,167         1,843         1,544
Premises and equipment, net                              7,510         6,181         6,033         5,520         5,401
Investment in restricted stock                           2,986         2,096           882         1,373         1,233

Non-interest bearing deposits                           42,029        36,961        32,607        26,700        25,510
Interest bearing deposits                              256,236       242,937       211,033       179,936       168,605
                                                      --------      --------      --------      --------      --------
Total deposits                                         298,265       279,898       243,640       206,636       194,115

Stockholders' equity                                    21,667        19,543        19,664        16,575        14,715

Common shares outstanding                                6,301         6,299         6,603         6,603         6,495
Book value per share                                  $   3.44      $   3.10      $   2.98      $   2.51      $   2.27

Statement of Income Data:

Total interest income                                 $ 16,848      $ 14,897      $ 14,652      $ 14,963      $ 14,739

Total interest expense                                   5,115         4,685         5,378         7,253         7,776
                                                      --------      --------      --------      --------      --------

Net interest income                                     11,733        10,212         9,274         7,710         6,963

Provision for loan losses                                  498           380           367           367           480
                                                      --------      --------      --------      --------      --------

Net interest income after provision                     11,235         9,832         8,907         7,343         6,483

Other income                                             2,130         2,271         1,669         1,341           862

Other expenses                                           9,093         8,368         7,414         6,816         6,293

Income tax expense                                       1,022           926           759           295            78
                                                      --------      --------      --------      --------      --------

Net income                                            $  3,250      $  2,809      $  2,403      $  1,573      $    974
                                                      ========      ========      ========      ========      ========

Basic earnings per share                              $   0.52      $   0.43      $   0.36      $   0.24      $   0.15

Diluted earnings per share                            $   0.51      $   0.43      $   0.36      $   0.24      $   0.15

Cash dividends per common share                       $   0.16      $   0.10      $   0.06      $   0.05      $   0.00

Dividend payout ratio                                    31.02%        23.26%        16.66%        20.83%         0.00%

Selected Financial Ratios:

Net loans as a percent of deposits                       79.74%        73.10%        71.75%        73.52%        75.02%

Average stockholders' equity to average assets            5.80%         6.76%         7.08%         7.19%         6.48%

Allowance for loan losses to total loans                  1.18%         1.16%         1.22%         1.20%         1.05%

Nonperforming loans to total loans                        0.44%         0.21%         0.51%         0.64%         1.02%

Allowance for loan losses to non-performing loans       267.48%       553.69%       241.58%       188.64%       103.00%

Selected Operating Ratios:

Return on average equity                                 16.07%        13.95%        13.35%         9.82%         7.31%

Return on average assets                                  0.93%         0.94%         0.95%         0.71%         0.47%

Equity to assets                                          6.03%         5.78%         7.23%         7.10%         6.68%

Net interest margin                                       3.79%         3.85%         4.08%         3.92%         3.80%

Other income to average assets                            0.61%         0.76%         0.66%         0.60%         0.42%

Other expenses to average assets                          2.61%         2.81%         2.92%         3.06%         3.06%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS OF EAST PENN FINANCIAL CORPORATION YEARS ENDED DECEMBER
        ---------------------------------------------------------------------
        31, 2004, 2003 AND 2002
        -----------------------

      Information required under this Item 7 is incorporated by reference to the Registrant's 2004 Annual Report to Shareholders under the heading, "Management Discussion and Analysis of Financial Condition and Results of Operations of East Penn Financial Corporation".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

      Information required under this Item 7A is incorporated by reference to the Registrant's 2004 Annual Report to Shareholders under the heading, "Quantitative Qualitative Disclosures About Market Risk".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

      Information required under this Item 8 is incorporated by reference to the Registrant's 2004 Annual Report to Shareholders under the heading, "Financial Statements".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

      None.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004. There have been no material changes in the Company's internal control over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
--------------------------

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

      The information required by this Item is incorporated by reference herein to the Registrant's Proxy Statement, under the heading, "Election of Directors", and "Section 16(a) Beneficial Ownership Reporting Compliance" for its 2005 Annual Meeting of Shareholders to be held May 12, 2005.

      The Registrant has adopted a Code of Ethics, which is attached to this Report as Exhibit 14.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

      The information required by this Item is incorporated by reference herein, to the Registrant's Proxy Statement, under the heading, "Compensation and Plan Information", for its 2005 Annual Meeting of Shareholders to be held May 12, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

      The information required by this Item is incorporated by reference herein, to the Registrant's Proxy Statement, under the heading, "Share Ownership", "Shareholder Return Performance Graph" and "Board Compensation Committee Report on Executive Compensation", for its 2005 Annual Meeting of Shareholders to be held May 12, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

      The information required by this Item is incorporated by reference herein, to the Registrant's Proxy Statement, under the heading, "Election of Directors", "Compensation and Plan Information" and "Transactions with Directors and Executive Officers", for its 2005 Annual Meeting of Shareholders to be held May 12, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

      The information required by this item is incorporated by reference to the Registrant's Proxy Statement under the heading, "Report of the Audit Committee", for its 2005 Annual Meeting of Shareholders to be held May 12, 2005.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------

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

            10.1 East Penn Financial Corporation's 1999 Stock Incentive Plan for the benefit of officers and key employees is incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

            10.2 East Penn Financial Corporation's 1999 Independent Directors Stock Option Plan for the benefit of non-employee directors is incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

            10.3 Executive Employment Agreement between East Penn Bank and Brent L. Peters, dated April 12, 2001, is incorporated by reference to Exhibit 10.3 to the

                  Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

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

            11 Statement re: Computation of per share earnings is incorporated by reference herein from Note 1 of the Consolidated Financial Statements contained in Exhibit 14 to the Company's 2004 Annual Report.

            13    2004 Annual Report.

            14 East Penn Financial Corporation's Board of Directors and Senior Management Code of Ethics is incorporated by reference to Exhibit 14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 29, 2004.

            23.1  Consent of Independent Registered Public Accounting Firm

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

                                        East Penn Financial Corporation
                                        (Registrant)


                                        By:   /s/ Brent L. Peters
                                              ----------------------------------
                                              Brent L. Peters
                                              President and Chief Executive
                                              Officer
                                              (Principal Executive Officer)

                                         Date: March 17, 2005
                                              ----------------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                  DATE
                                                                  ----


By:  /s/ Brent L. Peters                                      March 17, 2005
    --------------------------------------------         -----------------------
    Brent L. Peters
    President, Chief Executive Officer and Director
    (Principal executive officer)


By:  /s/ Theresa M. Wasko                                     March 17, 2005
    --------------------------------------------         -----------------------
    Theresa M. Wasko
    Treasurer and Chief Financial Officer
    (Principal financial and principal accounting
    officer)


By:  /s/ Dale A. Dries                                        March 17, 2005
    --------------------------------------------         -----------------------
    Dale A. Dries
    Director


By:  /s/ Thomas R. Gulla                                      March 17, 2005
    --------------------------------------------         -----------------------
    Thomas R. Gulla
    Director


By:  /s/ Allen E. Kiefer                                      March 17, 2005
    --------------------------------------------         -----------------------
    Allen E. Kiefer
    Director


By:  /s/ Forrest A. Rohrbach                                  March 17, 2005
    --------------------------------------------         -----------------------
    Forrest A. Rohrbach
    Chairman of the Board and Director

By:  /s/ Gordon K. Schantz                                    March 17, 2005
    --------------------------------------------         -----------------------
    Gordon K. Schantz
    Director


By:  /s/ Linn H. Schantz                                      March 17, 2005
    --------------------------------------------         -----------------------
    Linn H. Schantz
    Director


By:  /s/ Donald R. Schneck                                    March 17, 2005
    --------------------------------------------         -----------------------
    Donald R. Schneck
    Director


By:  /s/ Peter L. Shaffer                                     March 17, 2005
    --------------------------------------------         -----------------------
    Peter L. Shaffer
    Director


By:  /s/ Konstantinos A. Tantaros                             March 17, 2005
    --------------------------------------------         -----------------------
    Konstantinos A. Tantaros
    Director


By:  /s/ F. Geoffrey Toonder                                  March 17, 2005
    --------------------------------------------         -----------------------
    F. Geoffrey Toonder
    Director


By:  /s/ Donald S. Young                                      March 17, 2005
    --------------------------------------------         -----------------------
    Donald S. Young
    Vice Chairman of the Board and Director

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

10.1 East Penn Bank's 1999 Stock Incentive Plan for the benefit of officers and key employees is incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

10.2 East Penn Bank's 1999 Independent Directors Stock Option Plan for the benefit of non-employee directors is incorporated by reference to Exhibit
      10.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

10.3 Executive Employment Agreement between East Penn Bank and Brent L. Peters, dated April 12, 2001, is incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

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

11 Statement re: Computation of per share earnings is incorporated by reference herein from Note 1 of the Consolidated Financial Statements contained in the Company's 2004 Annual Report.

13    2004 Annual Report.

14 East Penn Financial Corporation's Board of Directors and Senior Management Code of Ethics is incorporated by reference to Exhibit 14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 29, 2004.

23.1  Consent of Independent Registered Public Accounting Firm

31.1  Certification of Chief Executive Officer pursuant to Rule
      13a-15(e)/15d-15(e).

31.2  Certification of Chief Financial Officer pursuant to Rule
      13a-15(e)/15d-15(e).

32.1 Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.