Form 10-Q
period 2005-03-31
EAST PENN FINANCIAL CORP
filed 2005-05-13
CIK 1220483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2005

                                       or

(_) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to                .

                                    000-50330
                             ----------------------
                             Commission File Number

                         EAST PENN FINANCIAL CORPORATION
                         -------------------------------
              (Exact name of registrant as specified in it charter)

         Pennsylvania                                   65-1172823
----------------------------------           -----------------------------------
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

YES   X           NO
    -----            -----

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

 YES              NO   X
     -----           -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


6,302,560 shares of common stock, par value $0.625 per share, outstanding as of April 26, 2005.


                                EAST PENN FINANCIAL CORPORATION
                                              INDEX
                                 QUARTERLY REPORT ON FORM 10-Q

                                                                                               Page
Part  I.  FINANCIAL INFORMATION

          Item   1.     Financial Statements

                        Consolidated Balance Sheets                                              3
                           March 31, 2005 (Unaudited) and December 31, 2004

                        Consolidated Statements of Income (Unaudited)                            4
                           Three months ended March 31, 2005
                           and March 31, 2004

                        Consolidated Statements of Stockholders' Equity (Unaudited)              5
                           Three months ended March 31, 2005
                           and March 31, 2004

                        Consolidated Statements of Cash Flows (Unaudited)                        6
                           Three months ended March 31, 2005
                           and March 31, 2004

                        Notes to Interim Consolidated Financial Statements (Unaudited)           7

          Item   2.     Management's Discussion and Analysis of Financial Condition             11
                         and Results of Operations

          Item   3.     Quantitative and Qualitative Disclosures About Market Risk              19

          Item   4.     Controls and Procedures                                                 19

Part II.  OTHER INFORMATION

          Item   1.     Legal Proceedings                                                       20

          Item   2.     Unregistered Sales of Equity Securities and Use of Proceeds             20

          Item   3.     Defaults Upon Senior Securities                                         20

          Item   4.     Submission of Matters to a Vote of Security Holders                     20

          Item   5.     Other Information                                                       20

          Item   6.     Exhibits                                                                20

SIGNATURES                                                                                      22

EXHIBIT INDEX                                                                                   23


ITEM 1.  FINANCIAL STATEMENTS

                         EAST PENN FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                    March 31,     December 31,
(In thousands, except per share data)                 2005            2004
                                                   (Unaudited)      (Audited)
                                                    ---------       ---------
ASSETS
Cash and due from banks                             $   8,155       $   7,334
Interest bearing deposits                                  29           1,234
Federal funds sold                                         --             214
                                                    ---------       ---------
Cash and cash equivalents                               8,184           8,782
Securities available for sale                          85,828          87,609
Securities held to maturity                             1,039           1,040
                                                    ---------       ---------
 Total securities                                      86,867          88,649
Mortgages held for sale                                 1,996           1,146
Loans, net of unearned income                         250,341         240,669
  Less: allowance for loan losses                      (2,912)         (2,838)
                                                    ---------       ---------
    Total net loans                                   247,429         237,831

Bank premises and equipment, net                        7,876           7,510
Investment in restricted stock                          2,634           2,986
Other real estate owned                                    35              20
Bank owned life insurance                               7,297           7,224
Accrued interest receivable and other assets            5,826           5,266
                                                    ---------       ---------

       Total assets                                 $ 368,144       $ 359,414
                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest bearing                              $  42,053       $  42,029
   Interest bearing                                   255,959         256,236
                                                    ---------       ---------
   Total deposits                                     298,012         298,265
Securities sold under agreements to repurchase          2,696           2,349
Short-term borrowings                                  12,202           3,000
Long-term debt                                         25,000          25,000
Junior subordinated debentures                          8,248           8,248
Accrued interest payable and other liabilities            805             885
                                                    ---------       ---------

         Total liabilities                            346,963         337,747

STOCKHOLDERS' EQUITY
Preferred stock, no par value; authorized
    16,000,000 shares; none issued                         --              --
Common stock, par value $0.625 per share
    authorized 40,000,000 shares; issued 2005
    6,610,852 shares; 2004 6,608,852 shares;
    outstanding 2005  6,302,560 shares; 2004
    6,300,560 shares                                    4,132           4,131
Surplus                                                 9,234           9,225
Retained earnings                                      10,170           9,887
Accumulated other comprehensive income (loss)            (505)            274
Less: Treasury stock - at cost, 308,292 shares         (1,850)         (1,850)
                                                    ---------       ---------
        Total stockholders' equity                     21,181          21,667
                                                    ---------       ---------

        Total liabilities and
           stockholders' equity                     $ 368,144       $ 359,414
                                                    =========       =========

See Notes to Consolidated Financial Statements

                         EAST PENN FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                Three Months Ended
                                                ------------------
(In thousands, except per share data)            2005       2004
                                                ------      ------

Interest income
  Interest and fee income on loans              $3,561      $2,949
  Securities:
     Taxable                                       816         975
     Tax-exempt                                    145         127
  Other                                             28          19
                                                ------      ------
         Total interest income                   4,550       4,070
                                                ------      ------

Interest expense
  Deposits                                       1,010         945
  Federal funds purchased and securities
    sold under agreements to repurchase             55          13
  Long-term debt                                   196         198
  Junior subordinated debentures                   136         136
                                                ------      ------
         Total interest expense                  1,397       1,292
                                                ------      ------

         Net interest income                     3,153       2,778

  Provision for loan losses                        126         154
                                                ------      ------

         Net interest income after
           provision for loan losses             3,027       2,624
                                                ------      ------

Other income
  Customer service fees                            239         221
  Mortgage banking activities, net                 103         114
  Net realized gains on sale of securities          --          17
  Income from investment in life insurance          73          76

  Other income                                     108          81
                                                ------      ------
         Total other income                        523         509
                                                ------      ------

Other expense
  Salaries and wages                               956         908
  Employee benefits                                349         278
  Occupancy                                        213         177
  Equipment                                        193         174
  Other operating expenses                         734         617
                                                ------      ------
         Total other expense                     2,445       2,154
                                                ------      ------

  Income before income taxes                     1,105         979

  Federal income taxes                             255         228
                                                ------      ------

         Net income                             $  850      $  751
                                                ======      ======

Basic and diluted earnings per share            $ 0.13      $ 0.12

Cash dividends per common share                 $ 0.09      $ 0.08


See Notes to Consolidated Financial Statements


                                               EAST PENN FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 For the Three Months Ended
                                              March 31, 2005 and March 31, 2004
                                                        (Unaudited)

                                                                                   Accumulated
                                                                                      Other
                                           Common                     Retained     Comprehensive    Treasury
(In thousands, except per share data)      Stock         Surplus      Earnings     Income (Loss)      Stock          Total
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                $  4,130      $  9,218      $  7,645       $    400       ($ 1,850)      $ 19,543
                                                                                                                   --------
 Comprehensive income:
 Net income                                     --            --           751             --             --            751
 Changes in net unrealized gains
   (losses) on securities available
   for sale, net of tax effect                  --            --            --            781             --            781
                                                                                                                   --------

    Total comprehensive income                                                                                        1,532
                                                                                                                   --------

Exercise of 300 common stock options            --             2            --             --             --              2

Cash dividends ($0.08 per share)                --            --          (504)            --             --           (504)
                                          ---------------------------------------------------------------------------------

  Balance, March 31, 2004                 $  4,130      $  9,220      $  7,892       $  1,181       ($ 1,850)      $ 20,573
                                          =================================================================================


Balance, December 31, 2004                $  4,131      $  9,225      $  9,887       $    274       ($ 1,850)      $ 21,667
 Comprehensive income:
 Net income                                     --            --           850             --             --            850

 Changes in net unrealized gains
   (losses) on securities available
   for sale, net of tax effect                  --            --            --           (779)            --           (779)
                                                                                                                   --------

     Total comprehensive income                                                                                          71
                                                                                                                   --------

Exercise of 2,000 common stock
   options                                       1             9            --             --             --             10

Cash dividends ($0.09 per share)                --            --          (567)            --             --           (567)
                                          ---------------------------------------------------------------------------------

  Balance, March 31, 2005                 $  4,132      $  9,234      $ 10,170       ($   505)      ($ 1,850)      $ 21,181
                                          =================================================================================


See Notes to Consolidated Financial Statements


                         EAST PENN FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)
                                                                 Three Months Ended March 31,
(In thousands)                                                       2005          2004
                                                                   --------       --------
CASH FLOWS from OPERATING ACTIVITIES
  Net income                                                       $    850       $    751
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses                                             126            154
  Provision for depreciation and amortization                           171            156
  Net amortization of securities premiums and discounts                  55             68
  Net realized gain on sale of securities                                --            (17)
         Proceeds from sale of mortgage loans                         5,759          6,645
  Net gain on sale of loans                                            (103)          (114)
  Loans originated for sale                                          (6,506)        (7,771)
  Earnings on investment in life insurance                              (73)           (76)
  Decrease in accrued interest receivable
     and other assets                                                   129            110
  Increase (decrease) in accrued interest payable
     and other liabilities                                              (80)           181
                                                                   --------       --------

         Net Cash Provided by Operating Activities                      328             99
                                                                   --------       --------

CASH FLOWS from INVESTING ACTIVITIES
  Decrease in interest bearing time deposits                             --            200
  Purchases of available for sale securities                         (2,557)          (200)
  Proceeds from maturities of and principal repayments
     on available for sale securities                                 3,102          2,946
  Proceeds from sales of available for sale securities                   --          3,093
  Proceeds from maturities of and principal repayments
     on held to maturity securities                                       1             --
  Proceeds from the sale of other real estate owned                      --            127
  Net increase in loans                                              (9,739)          (503)
  Net (increase) decrease in restricted stock                           352           (318)
  Purchases of bank premises and equipment                             (537)        (1,409)
  Investment in Berkshire Bank                                         (287)            --
  Purchase of life insurance                                             --         (1,500)
                                                                   --------       --------

         Net Cash Provided by (Used in) Investing Activities         (9,665)         2,436
                                                                   --------       --------

CASH FLOWS from FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                  (253)         3,532
  Net increase in securities sold under
     agreements  to repurchase                                          347            464
  Increase in short-term borrowings                                   9,202             --
  Proceeds from the exercise of stock options                            10              2
  Dividends paid                                                       (567)          (504)
                                                                   --------       --------

         Net Cash Provided by Financing Activities                    8,739          3,494
                                                                   --------       --------

         Net (Increase) Decrease in Cash and Cash Equivalents          (598)         6,029

   Cash and cash equivalents - Beginning                              8,782          8,593
                                                                   --------       --------

    Cash and cash equivalents - Ending                             $  8,184       $ 14,622
                                                                   ========       ========

SUPPLEMENTARY CASH FLOW INFORMATION

  Interest paid                                                    $  1,372       $  1,342
                                                                   ========       ========
  Federal income taxes paid                                        $      0       $      0
                                                                   ========       ========

SUPPLEMENTAL SCHEDULE of NON-CASH INVESTING and FINANCING ACTIVITIES

  Other real estate acquired in settlement of loans                $     15       $      0
                                                                   ========       ========

See Notes to Consolidated Financial Statements

                         EAST PENN FINANCIAL CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

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

            Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

2.    Investment in Bank

            On September 23, 2003, the Company made an initial purchase of 141,300 common stock shares of a newly formed de novo bank, named Berkshire Bank, located in Wyomissing, Berks County, Pennsylvania. Upon the completion of Berkshire's initial stock offering, the Company purchased an additional 12,123 shares, which resulted in increasing the Company's investment to $1,534,000 of Berkshire Bank's outstanding common stock as of December 31, 2003. In consideration of the Company's and its director's and officer's combined ownership of Berkshire Bank common stock, the aggregate percentage ownership was 19.9% as of the 2003 year end, which is in line with the terms of a Stock Subscription and Purchase Agreement between the Company and Berkshire Bank. Under this agreement, the Company is also entitled to purchase from Berkshire Bank up to 5% of additional stock at any time beginning on the date of the warrant and for 10 years thereafter at an exercise price of $10.00 per share of stock. The total number of shares that are subject to purchase under all Company's warrants, options or rights shall not exceed 25% of the total number of shares of Berkshire Bank common stock.

            During 2004 Berkshire Bank announced a 5-for-4 stock split, effected in the form of a 25% stock dividend, payable July 22, 2004, which resulted in the Company receiving an additional 38,355 shares. As part of a three-phase stock offering, which began on September 1, 2004 and was effective through March 31, 2005, the Company purchased an additional 57,119 shares of common stock. As of March 31, 2005, the Company's total investment in Berkshire Bank was $2,147,000, represented by 248,897 shares, resulting in a 19.9% aggregate ownership in consideration of the combined ownership of the Company, its directors and its officers. The investment is carried at cost and is included in the other assets category on the balance sheet.

            In August 2003, the Company entered into an agreement that was approved by the Federal Reserve

      Bank of Philadelphia in September 2003. This agreement imposes certain restrictions where the Company has agreed not to:

      o solicit proxies with respect to any voting securities of Berkshire Bank or influence the manner in which any other shareholder of Berkshire Bank votes any voting securities of Berkshire Bank;
      o cause any voting securities of Berkshire Bank to be subject to a voting trust;
      o     cause Berkshire Bank to become a subsidiary of the Company;
      o have any designated representative serve or act as an officer, director, employee or agent of Berkshire Bank;
      o     propose any person for election as a director of Berkshire Bank;
      o attempt to influence the dividend policies or practices of Berkshire Bank; the investment, loan or credit decision policies; the pricing of services; personnel decisions; operations activities;
      o exercise or seek to exercise any controlling influence over the management of Berkshire Bank;
      o enter into any banking or non-banking transactions with Berkshire Bank, except that the Company may establish and maintain deposit accounts with Berkshire Bank, provided the aggregate balance of all such accounts does not exceed $500,000 and that the accounts are maintained on substantially the same terms as those prevailing for comparable accounts of persons unaffiliated with Berkshire Bank.

            Based upon the limitations imposed by this agreement, the Company is considered to be a passive investor.

3.    Investment in East Penn Statutory Trust I

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

4.    Earnings per Share

            The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Three Months Ended
                                                             --------------------------
                                                                      March 31,
                                                                 2005            2004
                                                             --------------------------

      Net income applicable to common stock                  $  850,000      $  751,000
                                                             ==========================


      Weighted-average common shares outstanding              6,301,116       6,299,170
      Effect of dilutive securities, stock options               20,133          19,961
                                                             --------------------------

      Weighted-average common shares outstanding
           used to calculate diluted earnings per share       6,321,249       6,319,131
                                                             ==========================

      Basic and diluted earnings per share                   $     0.13      $     0.12
                                                             ==========================

5.    Comprehensive Income

            The components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2005 and 2004 are as follows:

                                                        Three Months Ended
                                                      ---------------------
                                                             March 31,
                                                        2005          2004
                                                      ---------------------
      (In thousands)

      Unrealized holding gains (losses) on

           available for sale securities              ($1,181)      $ 1,200
      Less reclassification adjustments for
           gains (losses) included in net income           --            17
                                                      ---------------------


      Net unrealized gains (losses)                    (1,181)        1,183
      Tax effect                                          402          (402)
                                                      ---------------------


               Net of tax amount                      ($  779)      $   781
                                                      =====================

6.    Stock Option Plan

            The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation costs have been recognized for options granted in 2005 and 2004. Had compensation costs for stock options granted been determined based on the fair value at the grant date for awards under the plan consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share for the quarters ended March 31, 2005 and 2004, would have been reduced to the pro forma amounts indicated below:

                                                             Three Months Ended
                                                            --------------------
                                                                 March 31,
                                                              2005        2004
                                                            --------------------
       (In thousands, except per share data)

      Net income as reported                                $   850      $   751
      Total stock-based compensation cost, net of tax,
               that would have been included in the
               determination of net income if the fair
               value based method had been applied
               to all awards                                     --           --
                                                            --------------------


      Pro forma net income                                  $   850      $   751
                                                            ====================

      Basic earnings per share:
               As reported                                  $  0.13      $  0.12
               Pro forma                                    $  0.13      $  0.12

      Diluted earnings per share:
               As reported                                  $  0.13      $  0.12
               Pro forma                                    $  0.13      $  0.12

7.    Guarantees

            The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit that are written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The Bank had $881,000 of standby letters of credit as of March 31, 2005. Management believes that the proceeds obtained through liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2005 for guarantees under standby letters of credit is not material.

8.    New Accounting Standards

            In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123(R), "Share-Based Payment'. Statement No. 123(R) revised Statement No. 123, "Accounting for Stock-Based Compensation", and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. Statement No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

            On April 14, 2005, the Securities and Exchange Commission ("SEC") adopted a new rule that amends the compliance dates for Statement No. 123(R). Under the new rule, the Company is required to adopt Statement No. 123(R) in the first annual period beginning after June 15, 2005. The Company has not yet determined the method of adoption or the effect of adopting Statement No. 123(R), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under Statement No. 123(R).

            In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3 (SOP 03-3), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer, including business combinations, if those differences are attributable, at least in part, to credit quality. SOP 03-3 is effective for loans for debt securities acquired in fiscal years beginning after December 15, 2004. The Company adopted the provisions of SOP 03-3 on January 1, 2005.

            In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), "Share-Based Payment", providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R) on July 1, 2005.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 March 31, 2005

      The following is management's discussion and analysis of the significant changes in the consolidated results of operations, capital resources and liquidity presented in the accompanying unaudited consolidated financial statements for the Company. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as, the Company's December 31, 2004 Annual Report on Form 10-K. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

CRITICAL ACCOUNTING POLICIES

      Disclosure of the Company's significant accounting policies is included in
Note 1 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained on pages 12 and 14 of this report for the provision and allowance for loan losses.

OVERVIEW

      Net income for the three months ended March 31, 2005 and 2004 was $850,000 and $751,000. The increase of $99,000, or 13.2%, is attributable to its core banking business as exemplified by an 8.1% increase in net interest income, a 2.8% increase in other income and an 18.2% decrease in the provision for loan losses. On a basic and diluted per share basis, net income for the three months ended March 31, 2005 was $0.13, respectively, as compared with $0.12 for the three months ended March 31, 2004. Net income as a percentage of average assets on an annualized basis, also known as return on average assets, increased to 0.95% for the first three months of 2005 from 0.89% for the first three months of 2004 as a result of increased net income. Net income as a percentage of total average stockholders' equity on an annualized basis, also known as return on average equity, was 16.0% and 15.6% for the first three months of 2005 and 2004, respectively. The increase in this ratio is attributable to an increased level of net income.

      During the first three months of 2005, the Company's assets grew $8,730,000, or 2.4%, to $368,144,000 as of March 31, 2005 from $359,414,000 as of December 31, 2004. This increase is primarily attributable to loans, which increased to $250,341,000 as of March 31, 2005 from $240,669,000 as of December 31, 2004, offset by a decline of $1,782,000, or 2%, in the investment securities portfolio, the proceeds of which were reinvested in funding loans. Total deposits decreased by $253,000, or 0.1%, during the first three months of 2005 to $298,012,000 as of March 31, 2005 from $298,265,000 as of December 31, 2004. This compares to an increase of $3,532,000, or 1.3%, to $283,430,000 at March 31, 2004 from $279,898,000 as of December 31, 2003. The growth in total deposits during the first three months of 2005 was less than the growth in deposits during the same period in 2004 as a result of competitive interest rates in the market, and, to a certain degree, customers' continued uncertainty as to how to best invest their funds. To compensate for deposit growth in order to support increased loan demand, short-term borrowings increased to $12,202,000 as of March 31, 2005 from $3,000,000 as of December 31, 2004.

RESULTS OF OPERATIONS

Net Interest Income

      For the three months ended March 31, 2005, total interest income increased by $480,000, or 11.8%, to $4,550,000, compared with $4,070,000 for the three months ended March 31, 2004. This increase is the result of a 6.6% increase in average interest-earning assets, which grew $20,803,000, to $336,342,000 for the first three months of 2005, compared with $315,539,000 for the first three months of 2004. The favorable impact to interest income is due to the growth in average interest earning assets, primarily due to increased loan volume, which was funded from the cash flow generated from the investment securities portfolio, increased short-term borrowings and deposit growth. Further impacting interest income were increases in the prime rate, which resulted in better than anticipated yields on interest earning assets, which increased to 5.49% for the three months ended March 31, 2005 from 5.19% for the same period in 2004.

      Total interest expense increased by $105,000, or 8.1%, to $1,397,000 for the three months ended March 31, 2005, from $1,292,000 for the three months ended March 31, 2004. This increase is attributable to the growth of average interest bearing liabilities, which increased $18,256,000, or 6.5%, to $299,281,000 for the first three months of 2005 from $281,025,000 for the first three months of 2004. Growth in deposits and short-term borrowings contributed to the increase in average interest bearing liabilities. While the interest expense increased, overall cost of funds modestly increased to 1.89% for the first three months of 2005 as compared with 1.85% for the same period in 2004. The increase in the cost of funds was minimized by the Bank's ongoing efforts to manage its interest rates and their resulting impact on expenses.

      Net interest income increased by $375,000, or 13.5%, to $3,153,000 for the three months ended March 31, 2005 from $2,778,000 for the three months ended March 31, 2004. This increase is not only attributable to the growth in the volume of interest sensitive assets, but also due to the growth in the net interest rate spread, which increased to 3.59% for the first three months of 2005 from 3.34% for the first three months in 2004. The net interest margin increased to 3.80% from 3.54% for the three-month periods ending March 31, 2005 and 2004. While short-term interest rates started to increase during the second half of 2004 into 2005, the Bank strived to minimize possible deterioration of its net interest rate spread and margin, considering the growth of its interest sensitive assets and liabilities.

Provision for Loan Losses

      For the three months ended March 31, 2005, the provision for loan losses was $126,000, an decrease of $28,000, or 18.2%, compared with $154,000 for the three months ended March 31, 2004. Asset quality continues to be strong in the first quarter of 2005 and this is exemplified by the fact that less of a provision was appropriated to the allowance for loan losses.

      The allowance for loans losses represented 1.16% of total loans at March 31, 2005, compared with 1.18% as of December 31, 2004 and 1.22% as of March 31, 2004. Management performs ongoing assessments of the loan loss reserve in relation to loan portfolio growth, credit exposure to individual borrowers, overall trends in the loan portfolio and other relevant factors, and believes the reserve is reasonable and adequate for the periods presented.

Other Income

      Other income for the first three months ended March 31, 2005 increased $14,000, or 2.8%, to $523,000 from $509,000 for the first three months ended March 31, 2004. This increase is due to an $18,000 increase in customer service fees, and a $28,000 increase in other miscellaneous income, which included increased fee income from processing a higher than normal volume of credit card transactions. These increases were offset by a decline of $11,000 in fee income from mortgage banking activities, a decline of $17,000 from gains on sales of available for sale securities, since no sales occurred during the first quarter of 2005, and a $4,000 decline in income from the investment in life insurance.

Other Expenses

      Other expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of the Company, increased to $2,445,000 for the first quarter of 2005 from $2,154,000 for the first quarter of 2004. The $291,000, or 13.5%, increase is not only due to the Company's continued growth, but is more specifically attributable to increased occupancy and equipment costs associated with the renovation, move and full utilization of a 3-story brick building purchased in 2004.

      Salaries and employee benefit expenses, which make up the largest component of other expenses, increased $119,000, or 10%, to $1,305,000 for the first quarter of 2005 from $1,186,000 for the first quarter in 2004. The increase is primarily attributable to the staff additions and increases in normal salary and medical benefit costs.

      Occupancy expenses increased $36,000, or 20.3%, to $213,000 for the three months ended March 31, 2005 from $177,000 for the three months ended March 31, 2004. The increase is due to the costs associated with the renovation of a 3-story brick building located at 18 South 2nd Street, Emmaus, Pennsylvania, to prepare it for full occupancy by executive, operational, administrative and lending departments of the Bank.

      Equipment expense increased $19,000, or 10.9%, to $193,000 for the three months ended March 31, 2005 from $174,000 for the three months ended March 31, 2004. This increase is the result of additional costs and depreciation associated with equipment purchased to accommodate the Company's growth and its need to update certain equipment and systems.

      Other operating expenses increased $117,000, or 19%, to $734,000 for the three months ended March 31, 2005 from $617,000 for the three months ended March 31, 2004. This increase is the result of the Company's growth.

Income Taxes

      Income tax expense was $255,000 for the three months ended March 31, 2005, an increase of $27,000, or 11.8%, compared with $228,000 for the three months ended March 31, 2004. This increase is due to a higher level of pre-tax income with a level amount of tax-exempt income.

Net Income

      Net income for the three months ended March 31, 2005 was $850,000, an increase of $99,000, or 13.2%, compared with $751,000 for the three months ended March 31, 2004. The increase in net income is the result of increases of $375,000 in net interest income, a decrease of $28,000 in the provision for loan losses, and an increase of $14,000 in other income, offset by increases of $291,000 in other expenses and $27,000 in taxes. Factors contributing to the increased level of net income include increased interest income from loan growth and the impact of increases in short-term interest rates, as well as the Bank's efforts to manage its cost of funds. Increased other income, derived from increased customer service fees and credit card processing, further enhanced net income. Basic and diluted earnings per share for the three months ended March 31, 2005 were each $0.13 per share compared with $0.12 per share for the three months ended March 31, 2004.

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

      The securities portfolio at March 31, 2005 was $86,867,000, compared to $88,649,000 at December 31, 2004, a decrease of $1,782,000, or 2%. The decline is attributable to prepayments of principal, which have been used to fund loan demand. Securities available for sale decreased to $85,828,000 at March 31, 2005 from $87,609,000 at December 31, 2004, while securities held to maturity were $1,039,000 at March 31, 2005 as compared with $1,040,000 at December 31, 2004.

      The carrying value of the available for sale portion of the portfolio at March 31, 2005 includes an unrealized loss of $765,000 (reflected as accumulated other comprehensive loss of $505,000 in stockholders' equity, net of deferred income tax asset of $260,000). This compares with an unrealized gain at December 31, 2004 of $416,000 (reflected as accumulated other comprehensive income of $274,000 in stockholders' equity, net of deferred income tax liability of $142,000).

Loans

      The loan portfolio comprises the major component of the Company's earning assets and generally is the highest yielding asset category. Gross loans receivable, net of unearned fees and origination costs, increased $9,672,000, or 4%, to $250,341,000 at March 31, 2005 from $240,669,000 at December 31, 2004.
This increase is attributed to increased commercial loan demand. Gross loans represented 84% of total deposits at March 31, 2005 as compared with 80.7% at December 31, 2004, since loan growth has outpaced deposit growth.

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

      The allowance for loan losses at March 31, 2005 and December 31, 2004 was $2,912,000 and $2,838,000, respectively, compared to $2,541,000 at March 31,
2004. The increase in the allowance is
attributable to the growth of the loan portfolio and the shift in the loan mix, where there has been continued growth in commercial loans, which generally carry a higher level of credit risk. At March 31, 2005, the allowance for loan losses represented 1.16% of the gross loan portfolio, compared with 1.18% at December 31, 2004. This compares to 1.22% at March 31, 2004. At March 31, 2005, management believes the allowance for loan loss reserve to be reasonable and adequate to meet potential losses.

      Table 1 - "Analysis of Allowance for Loan Loss" - details the activity, which occurred in the allowance over the first three months of 2005 and 2004.

      Table 1 - Analysis of Allowance for Loan Loss (1)
      -----------------------------------------------------------------------
       (in thousands)
                                                         2005           2004
                                                       -------        -------
      Balance, beginning of year                       $ 2,838        $ 2,403
      Provision charged to operating expense               126            154
      Charge-offs:
        Commercial                                         (36)             0
        Real estate                                          0              0
        Consumer                                           (18)           (22)
                                                       -------        -------
        Total charge-offs                                  (54)           (22)

      Recoveries:
        Commercial                                                          3
        Consumer                                             2              3
                                                       -------        -------
        Total recoveries                                     2              6

      Net (charge-offs)                                    (52)           (16)
                                                       -------        -------
                                                       $ 2,912        $ 2,541
                                                       =======        =======

      Net (charge-offs) recoveries to average
           net loans                                    (0.02)%        (0.01)%

      (1) Bank's loan portfolio is entirely domestic
      -----------------------------------------------------------------------

      The Bank's lending policy is executed through the assignment of tiered loan limit authorities to individual officers of the Bank, the Officer's Loan Committee, the Board Loan Committee and the Board of Directors. Although the Bank maintains sound credit policies, certain loans may deteriorate for a variety of reasons. The Bank's policy is to place all loans on a non-accrual status upon becoming 90 days delinquent in their payments, unless there is a documented and reasonable expectation of the collection of the delinquent amount. Loans are reviewed monthly as to their status, and on a quarterly basis, a Watch List of potentially troubled loans is prepared and presented to the Board of Directors. Management is not aware of any material potential loan problems that have not been disclosed in this report.

      Table 2 - "Asset Quality Ratios" - summarizes pertinent asset quality ratios at March 31, 2005 and December 31, 2004.

      Table 2 - Asset Quality Ratios
      --------------------------------------------------------------------------
                                                       3/31/05          12/31/04

      Non-accrual loans/Total loans                       0.37%            0.41%
      Non-performing assets (1) /Total loans              0.42%            0.45%
      Net charge-offs/Average loans                       0.02%            0.03%
      Allowance/Total loans                               1.16%            1.18%
      Allowance/Non-accrual  loans                      312.45%          287.83%
      Allowance/Non-performing loans (1)                290.04%          267.48%

      (1) - Includes non-accrual loans.
      --------------------------------------------------------------------------

      At March 31, 2005, the Company had other real estate owned as acquired through foreclosure, in the amount of $35,000, an increase of $15,000 from $20,000 at December 31, 2004. The Company expects to dispose of the remaining properties with minimal or no loss.

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

Bank Owned Life Insurance

      The Company has Bank Owned Life Insurance ("BOLI") for a chosen group of employees, namely officers, where the Bank is the owner and beneficiary of the policies. The Bank's deposits and proceeds from the sale of investment securities funded the BOLI. Earnings from the BOLI are recognized as other income. The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance, and its tax advantage to the Company. This profitability is used to offset a portion of current and future employee benefit costs and a Nonqualified Supplemental Executive Retirement Plan for the Company's Chief Executive Officer.

      The Company had $7,297,000 and $7,224,000 in BOLI as of March 31, 2005 and December 31, 2004. Although the BOLI is an asset that may be liquidated, it is the Company's intention to hold this pool of insurance because it provides tax-exempt income that lowers the Company's tax liability, while enhancing its overall capital position.

Investment in Bank

      On September 23, 2003, the Company purchased 141,300 shares for $1,413,000 of common stock outstanding of a newly formed de novo bank, named Berkshire Bank, located in Wyomissing, Berks County, Pennsylvania. On October 22, 2003, the Company purchased an additional 12,123 shares for $121,000, which resulted in increasing the Company's investment to $1,534,000, or 18.3%, of Berkshire Bank's outstanding common stock as of December 31, 2003. In consideration of the Company's and its director's and officer's combined ownership of Berkshire Bank common stock, the aggregate percentage ownership was 19.9% as of the 2003 year end, which is in line with the terms of a Stock Subscription and Purchase Agreement between the Company and Berkshire Bank.

      During 2004 Berkshire Bank announced a 5-for-4 stock split, effected in the form of a 25% stock dividend, payable July 22, 2004, which resulted in the Company receiving an additional 38,355 shares. On September 1, 2004, Berkshire Bank commenced a three-phase common stock offering effective through March 31, 2005. The offering price of the stock during the first two phases was $10.50 per share through October 31, 2004 and $11.00 per share thereafter. In order to maintain its level of investment in Berkshire Bank, the Company purchased an additional 30,618 shares at $10.50 per share and 26,501 shares at $11.00 per share, respectively. As of March 31, 2005, the Company's total investment in Berkshire Bank was $2,147,000, represented by 248,897 shares, resulting in a 19.9% aggregate ownership. The investment is carried at cost and is included in the other assets category on the balance sheet.

Deposits

      Deposits are the major source of the Company's funds for lending and investment purposes. Total deposits at March 31, 2005 were $298,012,000, a decrease of $253,000, or 0.1%, from total deposits of $298,265,000 at December 31, 2004. The decrease in deposits is due a decline of $4,506,000 in interest bearing deposits offset by increases of $24,000 in non-interest bearing demand deposit accounts, $1,551,000 in savings accounts and $2,678,000 in certificates of deposit. While deposit growth was limited, there was a shifting between deposit categories where funds were placed into higher priced deposits. By managing the timing of deposit rate increases, the Company was able to minimize the impact of increased costs as is exemplified by the fact that the cost of funds from deposits increased to 1.60% as of March 31, 2005 from 1.57% as of December 31, 2004.

Securities Sold under Agreements to Repurchase

      Securities sold under agreements to repurchase increased $347,000, or 14.8%, to $2,696,000 at

March 31, 2005 from $2,349,000 at December 31, 2004. Securities sold under agreements to repurchase generally mature in one business day and roll over under a continuing contract.

Short-Term Borrowings

      There was an outstanding balance of $12,202,000 in federal funds purchased and other overnight borrowings at March 31, 2005 as compared with $3,000,000 at December 31, 2004. The Bank has a $5,000,000 federal funds line of credit with its main correspondent bank, Atlantic Central Bankers Bank, Camp Hill, Pennsylvania ("ACBB") as well as a short-term line of credit of $25 million with the Federal Home Loan Bank of Pittsburgh ("FHLB"), which is part of the maximum borrowing capacity of $174,590,000. Because loan growth outpaced deposit growth during the first three months of 2005, overnight borrowings were used as an alternate source of funding loan growth.

Long-Term Debt and Borrowing Capacity

      The Bank had $25 million outstanding in fixed rate term loans at March 31, 2005 and December 31, 2004 with the FHLB. The $25 million borrowing is comprised of the following fixed rate borrowings (in thousands):

                    Maturity             Amount           Rate
                -----------------       -------           -----
                November 28, 2005        $5,000           2.20%
                November 28, 2006         6,000           2.80%
                November 28, 2007         7,000           3.43%
                November 28, 2008         7,000           3.78%
                                        -------           -----

                         Total          $25,000           3.13%
                                        =======           =====

      The Bank has a total maximum borrowing capacity for both short and long-term borrowings of approximately $174,590,000 with the FHLB, out of which $7,902,000 represents short-term, overnight borrowings and $25 million represents fixed rate term loans, which were outstanding at March 31, 2005, and resulted in an unused borrowing capacity of approximately $142,000,000.

Mandatory Redeemable Capital and Junior Subordinated Debentures

      As of March 31, 2005, the Company had $8,248,000 outstanding in junior subordinated debentures, which were issued on July 31, 2003 to investors as capital trust pass-through securities by East Penn Statutory Trust I ("Trust"), a wholly owned subsidiary of the Company. The securities have a fixed rate of 6.80% through September 17, 2008. The capital securities are redeemable by the Company on or after September 17, 2008, at par, or earlier, if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on September 17, 2033. Proceeds totaling $4.3 million were contributed to the capital at the Bank. The Company chose to utilize the multi-issuer trust preferred alternative, which proved to be a less expensive and more flexible resource of regulatory capital.

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

      Liquidity from asset categories is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which were $8,184,000 at March 31, 2005, compared to $8,782,000 at December 31, 2004.
Additional asset liquidity sources include principal and interest payments from securities in the Company's investment portfolio and cash flow from its amortizing loan portfolio. Longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. At March 31, 2005, management indicated that there was $72,662,000 in liquid securities as compared with $72,232,000 at December 31, 2004. Liquid securities increased by $430,000 since year-end due to the need to pledge additional securities as collateral for the public fund deposit account balances, which similarly increased from year end.

      Liability liquidity sources include attracting deposits at competitive rates. Deposits at March 31, 2005 were $298,012,000, compared to $298,265,000 at December 31, 2004. In addition, the Bank has federal fund lines of credit with its main correspondent bank, ACBB, and with the FHLB, which are reliable sources for short and long-term funds.

      The Company's financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk. Off-balance sheet arrangements are discussed in detail below.

      Management is of the opinion that its liquidity position, at March 31, 2005, is adequate to respond to fluctuations "on" and "off" the balance sheet. In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in the Company's inability to meet anticipated or unexpected liquidity needs.

Off-Balance Sheet Arrangements

      The Company's financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made in accordance with the same standards as on-balance sheet instruments. Unused commitments at March 31, 2005 were $88,130,000, which consisted of $63,655,000 in unfunded commitments to existing loans, $10,635,000 to grant new loans, $12,959,000 in unused lines for overdraft privilege and $881,000 in letters of credit. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present a significant liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital

      The following Table 3 presents the risk-based and leverage capital amounts and ratios at March 31, 2005 for the Company and the Bank.

                                                                                                  To be Well Capitalized
                                                                                                       under Prompt
                                                                         For Capital Adequacy       Corrective Action
                                                      Actual                   Purposes                 Provisions
                                              --------------------      --------------------     -----------------------
                                               Amount        Ratio        Amount      Ratio        Amount         Ratio
                                              --------       -----      ---------    -------     ----------      -------
                                                                       (Dollars in Thousands)
As of March 31, 2005:
     Total capital (to risk-weighted assets):
         Company                               $32,590        12.1  %   =>$21,556      =>8.0   %     N/A           N/A   %
         East Penn Bank                         30,098        11.3       =>18,668      =>8.0      =>$26,669      =>10.0
     Tier 1 capital (to risk-weighted assets):
         Company                                28,907        10.7       =>10,779      =>4.0         N/A           N/A
         East Penn Bank                         27,186        10.2       =>10,668      =>4.0       =>16,001       =>6.0
     Tier 1 capital (to average assets):
         Company                                28,907         8.0       =>14,486      =>4.0         N/A           N/A
         East Penn Bank                         27,186         7.6       =>14,388      =>4.0       =>17,986       =>5.0

      These capital ratios continue to remain at levels, which are considered to be "well-capitalized" as defined by regulatory guidelines.

      Banking laws and regulations limit the amount of cash dividends that may be paid without prior approval from the Company's regulatory agencies. In abidance with such requirements, on January 21, 2005, the Board of Directors authorized and declared a semi-annual cash dividend for 2005 in the amount of $0.09 per share, payable on February 28, 2005 to all shareholders of record as of February 4, 2005. The payment of this semi-annual cash dividend decreased retained earnings by $567,000.

      Restrictions under the Pennsylvania Banking Code of 1965 are placed on the size of a Bank's investment in fixed assets as a percentage of equity. Presently, the Bank exceeds the allowable limit of 25% of equity, as defined by the Pennsylvania Department of Banking. The Bank's fixed assets as a percentage of equity decreased to 36.3% at March 31, 2005, as compared with 38.3% at March 31, 2004. This decrease is due to the increase in stockholders' equity, which offset any increases in fixed assets. Generally, the Bank contacts the Department of Banking prior to the acquisition of material dollar fixed asset additions to obtain the Department's approval. On an ongoing basis, compliance with this section of the Banking Code is expected to occur through normal depreciation adjustments and retention of earnings.

ITEM 3.

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

      No material changes in the market risk strategy occurred during the current period. No material changes have been noted in the Company's equity value at risk. A detailed discussion of market risk is provided in the Form 10-K for the period ended December 31, 2004.


ITEM 4.

Controls and Procedures

      (a)   Evaluation of disclosure controls and procedures

            As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic filings.

      (b)   Changes in internal control over financial reporting

            The Company made no significant changes in its internal control over financial reporting or in other factors that could significantly affect these controls during the quarter ended March 31, 2005, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 6.  Exhibits
------

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

                  11 Statement re: Computation of per share earnings is incorporated by reference herein to Note 4 on page 8 of this Form 10-Q.

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

                               Date:  May 10, 2005





                               By:  /s/ Theresa M. Wasko
                                    -------------------------------------------
                                    Theresa M. Wasko
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               Date:  May 10, 2005

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

11 Statement re: Computation of per share earnings is incorporated by reference herein to Note 4 on page 8 of this Form 10-Q.

31.1  Certification of Chief Executive Officer pursuant to Rule
      13a-15(e)/15d-15(e).

31.2  Certification of Chief Financial Officer pursuant to Rule
      13a-15(e)/15d-15(e).

32.1 Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.