Form 10-Q
period 2005-06-30
EAST PENN FINANCIAL CORP
filed 2005-08-12
CIK 1220483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2005

                                       or

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

          731 Chestnut Street, P.O. Box 869, Emmaus, Pennsylvania 18049
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

      6,303,212 shares of common stock, par value $0.625 per share, outstanding as of July 31, 2005.

                         EAST PENN FINANCIAL CORPORATION

                                      INDEX
                          QUARTERLY REPORT ON FORM 10-Q

                                                                                      Page
Part  I.  FINANCIAL INFORMATION

          Item 1.     Financial Statements

                      Consolidated Balance Sheets                                       3
                         June 30, 2005 (Unaudited) and December 31, 2004

                      Consolidated Statements of Income (Unaudited)                     4
                         Three and six months ended June 30, 2005
                         and June 30, 2004

                      Consolidated Statements of Stockholders' Equity (Unaudited)       5
                         Six months ended June 30, 2005 and June 30, 2004

                      Consolidated Statements of Cash Flows (Unaudited)                 6
                         Six months ended June 30, 2005 and June 30, 2004

                      Notes to Interim Consolidated Financial Statements (Unaudited)    7

          Item 2.     Management's Discussion and Analysis of Financial Condition      11
                       and Results of Operations

          Item 3.     Quantitative and Qualitative Disclosures About Market Risk       21

          Item 4.     Controls and Procedures                                          21

Part II.  OTHER INFORMATION

          Item 1.     Legal Proceedings                                                21

          Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds      22

          Item 3.     Defaults Upon Senior Securities                                  22

          Item 4.     Submission of Matters to a Vote of Security Holders              22

          Item 5.     Other Information                                                22

          Item 6.     Exhibits                                                         23

SIGNATURES                                                                             24

EXHIBIT INDEX                                                                          25


 ITEM 1. FINANCIAL STATEMENTS

                         EAST PENN FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                         June 30,   December 31,
(In thousands, except share data)                          2005         2004
                                                       (Unaudited)    (Audited)
                                                        ---------     ---------
ASSETS
  Cash and due from banks                               $   8,629     $   7,334
  Interest bearing deposits                                    72         1,234
  Federal funds sold                                        4,388           214
                                                        ---------     ---------
    Cash and cash equivalents                              13,089         8,782
  Securities available for sale                            83,505        87,609
  Securities held to maturity                               1,038         1,040
                                                        ---------     ---------
   Total securities                                        84,543        88,649
  Mortgages held for sale                                   2,121         1,146
  Loans, net of unearned income                           266,139       240,669
    Less: allowance for loan losses                        (3,005)       (2,838)
                                                        ---------     ---------
      Total net loans                                     263,134       237,831

  Bank premises and equipment, net                          8,208         7,510
  Investment in restricted stock                            3,366         2,986
  Other real estate owned                                      20            20
  Bank owned life insurance                                 7,365         7,224
  Accrued interest receivable and other assets              5,791         5,266
                                                        ---------     ---------


         Total assets                                   $ 387,637     $ 359,414
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits:
     Noninterest bearing                                $  43,587     $  42,029
     Interest bearing                                     263,276       256,236
                                                        ---------     ---------
     Total deposits                                       306,863       298,265
  Securities sold under agreements to repurchase            3,575         2,349
  Short-term borrowings                                        --         3,000
  Long-term debt                                           45,000        25,000
  Junior subordinated debentures                            8,248         8,248
  Accrued interest payable and other liabilities            1,193           885
                                                        ---------     ---------


         Total liabilities                                364,879       337,747

STOCKHOLDERS' EQUITY
  Preferred stock, no par value; authorized
     16,000,000 shares; none issued                            --            --
 Common stock, par value $0.625 per share
     authorized 40,000,000 shares; issued 2005
     6,611,504 shares; 2004 6,608,852 shares;
     outstanding 2005  6,303,212 shares; 2004
     6,300,560 shares                                       4,132         4,131
  Surplus                                                   9,238         9,225
  Retained earnings                                        11,106         9,887
  Accumulated other comprehensive income                      132           274
  Less: Treasury stock - at cost, 308,292 shares           (1,850)       (1,850)
                                                        ---------     ---------
         Total stockholders' equity                        22,758        21,667
                                                        ---------     ---------

         Total liabilities and
            stockholders' equity                        $ 387,637     $ 359,414
                                                        =========     =========

See Notes to Consolidated Financial Statements

                         EAST PENN FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
            Three Months and Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                    Three Months Ended   Six Months Ended
                                                    ------------------   ----------------
(In thousands, except share data)                     2005      2004      2005      2004
                                                     ------    ------    ------    ------
Interest income
  Interest and fee income on loans                   $3,894    $3,048    $7,455    $5,997
  Securities:
     Taxable                                            777       887     1,593     1,862
     Tax-exempt                                         157       132       302       259
  Other                                                  33        22        61        41
                                                     ------    ------    ------    ------
         Total interest income                        4,861     4,089     9,411     8,159
                                                     ------    ------    ------    ------

Interest expense
  Deposits                                            1,201       898     2,211     1,843
  Federal funds purchased and securities
    sold under agreements to repurchase                  59         9       114        22
  Long-term debt                                        317       199       513       397
  Junior subordinated debentures                        136       136       272       272
                                                     ------    ------    ------    ------

         Total interest expense                       1,713     1,242     3,110     2,534
                                                     ------    ------    ------    ------

         Net interest income                          3,148     2,847     6,301     5,625

  Provision for loan losses                             126       129       252       283
                                                     ------    ------    ------    ------

         Net interest income after
           provision for loan losses                  3,022     2,718     6,049     5,342
                                                     ------    ------    ------    ------

Other income
  Customer service fees                                 384       239       623       460
  Mortgage banking activities, net                      110       111       213       225
  Net realized gains on sale of securities               --         8        --        25
  Income from investment in life insurance               68        75       141
                                                                                      151
  Net realized gains on sale of other real estate        16        61        16        61
  Other income                                           67        58       175       139
                                                     ------    ------    ------    ------
         Total other income                             645       552     1,168     1,061
                                                     ------    ------    ------    ------

Other expense
  Salaries and wages                                    970       881     1,926     1,789
                                                     ------    ------    ------    ------
  Employee benefits                                     308       282       657       560
  Occupancy                                             212       180       425       357
  Equipment                                             210       181       403       355
  Other operating expenses                              744       679     1,478     1,296
                                                     ------    ------    ------    ------
         Total other expense                          2,444     2,203     4,889     4,357
                                                     ------    ------    ------    ------

  Income before income taxes                          1,223     1,067     2,328     2,046

  Federal income taxes                                  287       257       542       485
                                                     ------    ------    ------    ------


         Net income                                  $  936    $  810    $1,786    $1,561
                                                     ======    ======    ======    ======


Basic and diluted earnings per share                 $ 0.15    $ 0.13    $ 0.28    $ 0.25

Cash dividends per common share                      $ 0.00    $ 0.00    $ 0.09    $ 0.08


See Notes to Consolidated Financial Statements

                         EAST PENN FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            For the Six Months Ended
                         June 30, 2005 and June 30, 2004
                                   (Unaudited)

                                                                           Accumulated
                                                                              Other
                                         Common                 Retained   Comprehensive  Treasury
(In thousands, except share data)         Stock     Surplus     Earnings   Income (Loss)    Stock       Total
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003              $  4,130    $  9,218    $  7,645     $    400     ($ 1,850)    $ 19,543
                                                                                                       --------
 Comprehensive income:
 Net income                                   --          --       1,561           --           --        1,561
 Changes in net unrealized gains
   (losses) on securities available
   for sale, net of tax effect                --          --          --       (1,280)          --       (1,280)
                                                                                                       --------

    Total comprehensive income                                                                              281
                                                                                                       --------

Exercise of 300 common stock options          --           2          --           --           --            2

Cash dividends ($0.08 per share)              --          --        (504)          --           --         (504)
                                        -----------------------------------------------------------------------
  Balance, June 30, 2004                $  4,130    $  9,220    $  8,702     ($   880)    ($ 1,850)    $ 19,322
                                        =======================================================================


Balance, December 31, 2004              $  4,131    $  9,225    $  9,887     $    274     ($ 1,850)    $ 21,667
 Comprehensive income:
 Net income                                   --          --       1,786           --           --        1,786
 Changes in net unrealized gains
   on securities available for sale,
   net of tax effect                          --          --          --         (142)          --         (142)
                                                                                                       --------

     Total comprehensive income                                                                           1,644
                                                                                                       --------

Exercise of 2,652 common stock
   options                                     1          13          --           --           --           14

Cash dividends ($0.09 per share)              --          --        (567)          --           --         (567)
                                        -----------------------------------------------------------------------
  Balance, June 30, 2005                $  4,132    $  9,238    $ 11,106     $    132     ($ 1,850)    $ 22,758
                                        =======================================================================

See Notes to Consolidated Financial Statements

                         EAST PENN FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                                Six Months Ended June 30,
(In thousands)                                                     2005         2004
                                                                 --------     --------
CASH FLOWS from OPERATING ACTIVITIES
  Net income                                                     $  1,786     $  1,561
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses                                           252          283
  Provision for depreciation and amortization                         353          318
  Net amortization of securities premiums and discounts               120          160
  Net realized gain on sale of foreclosed real estate                 (16)         (61)
  Net realized gain on sale of securities                              --          (25)
         Proceeds from sale of mortgage loans                      13,195       16,849
  Net gain on sale of loans                                          (213)        (225)
  Loans originated for sale                                       (13,957)     (16,731)
  Earnings on investment in life insurance                           (141)        (151)
  Decrease in accrued interest receivable
     and other assets                                                (165)        (164)
  Increase (decrease) in accrued interest payable
     and other liabilities                                            308          (20)
                                                                 --------     --------

         Net Cash Provided by Operating Activities                  1,522        1,794
                                                                 --------     --------


CASH FLOWS from INVESTING ACTIVITIES
  Decrease in interest bearing time deposits                           --          200
  Purchases of available for sale securities                       (2,557)      (6,490)
  Proceeds from maturities of and principal repayments
     on available for sale securities                               6,326       10,796
  Proceeds from sales of available for sale securities                 --        4,091
  Proceeds from maturities of and principal repayments
     on held to maturity securities                                     2            1
  Proceeds from the sale of other real estate owned                    31          321
  Net increase in loans                                           (25,570)     (20,120)
  Net increase in restricted stock                                   (380)        (577)
  Purchases of bank premises and equipment                         (1,051)      (1,535)
  Investment in Berkshire Bank                                       (287)          --
  Purchase of life insurance                                           --       (1,500)
                                                                 --------     --------

         Net Cash Used in Investing Activities                    (23,486)     (14,813)
                                                                 --------     --------

CASH FLOWS from FINANCING ACTIVITIES
  Net increase in deposits                                          8,598       11,158
  Net increase in federal funds purchased and
     securities sold under agreements  to repurchase               (1,774)       1,114
  Increase in long-term borrowings                                 20,000           --
  Proceeds from the exercise of stock options                          14            2
  Dividends paid                                                     (567)        (504)
                                                                 --------     --------

         Net Cash Provided by Financing Activities                 26,271       11,770
                                                                 --------     --------

         Net (Increase) Decrease in Cash and Cash Equivalents       4,307       (1,249)

   Cash and cash equivalents - Beginning                            8,782        8,593
                                                                 --------     --------

    Cash and cash equivalents - Ending                           $ 13,089     $  7,344
                                                                 ========     ========

SUPPLEMENTARY CASH FLOW INFORMATION

  Interest paid                                                  $  2,887     $  2,603
                                                                 ========     ========
  Federal income taxes paid                                      $    600     $    591
                                                                 --------     --------

SUPPLEMENTAL SCHEDULE of NON-CASH INVESTING and FINANCING ACTIVITIES

  Other real estate acquired in settlement of loans              $     15     $      0
                                                                 ========     ========

See Notes to Consolidated Financial Statements

                         EAST PENN FINANCIAL CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

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

            Operating results for the six-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

2.    Investment in Bank

            On September 23, 2003, the Company made an initial purchase of 141,300 common stock shares of a newly formed de novo bank, named Berkshire Bank, located in Wyomissing, Berks County, Pennsylvania. Upon the completion of Berkshire's initial stock offering, the Company purchased an additional 12,123 shares, which resulted in increasing the Company's investment to $1,534,000 of Berkshire Bank's outstanding common stock as of December 31, 2003. In consideration of the Company's and its director's and officer's combined ownership of Berkshire Bank common stock, the aggregate percentage ownership was 19.9% as of the 2003 year end, which is in line with the terms of a Stock Subscription and Purchase Agreement between the Company and Berkshire Bank. Under this agreement, the Company is also entitled to purchase from Berkshire Bank up to 5% of additional stock at any time beginning on the date of the warrant and for 10 years thereafter at an exercise price of $7.50 per share, which was adjusted in consideration of a 5-for-4 stock split. The total number of shares that are subject to purchase under all Company's warrants, options or rights shall not exceed 25% of the total number of shares of Berkshire Bank common stock.

            During 2004 Berkshire Bank announced a 5-for-4 stock split, effected in the form of a 25% stock dividend, payable July 22, 2004, which resulted in the Company receiving an additional 38,355 shares. As part of a three-phase stock offering, which began on September 1, 2004 and was effective through March 31, 2005, the Company purchased an additional 57,119 shares of common stock. As of June 30, 2005, the Company's total investment in Berkshire Bank was $2,147,000, represented by 248,897 shares, resulting in a 19.9% aggregate ownership in consideration of the combined ownership of the Company, its directors and its officers. The investment is carried at cost and is included in the other assets category on the balance sheet.

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

3.    Earnings per Share

            The following table sets forth the computation of basic and diluted earnings per share:

                                                              Six Months Ended            Three Months Ended
                                                                   June 30,                    June 30,
                                                              2005          2004          2005          2004
                                                           ------------------------    ------------------------

      Net income applicable to common stock                $1,786,000    $1,561,000    $  936,000    $  810,000
                                                           ========================    ========================
      Weighted-average common shares outstanding            6,301,889     6,299,315     6,302,677     6,299,460
      Effect of dilutive securities, stock options             20,466        18,041        20,799        19,490
                                                           ------------------------    ------------------------

      Weighted-average common shares outstanding
           used to calculate diluted earnings per share     6,322,355     6,317,356     6,323,476     6,318,950
                                                           ========================    ========================
      Basic and diluted earnings per share                 $     0.28    $     0.25    $     0.15    $     0.13
                                                           ========================    ========================

4.    Comprehensive Income

            The components of other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2005 and 2004 are as follows:

                                                 Six Months Ended       Three Months Ended
                                               --------------------     ------------------
                                                June 30,   June 30,     June 30,  June 30,
                                                  2005       2004         2005      2004
                                               --------------------     ------------------
      (In thousands)

      Unrealized holding gains (losses) on
           available for sale securities       ($  215)    ($1,914)    $   966     ($3,114)

      Less reclassification adjustments for
           gains included in net income             --          25          --           8
                                               -------------------------------------------

      Net unrealized gains (losses)               (215)     (1,939)        966      (3,122)
      Tax effect                                   (73)       (659)       (329)     (1,061)
                                               -------------------------------------------

               Net of tax amount               ($  142)    ($1,280)    $   637     ($2,061)
                                               ===========================================

5.    Stock Option Plan

            The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation costs have been recognized for options granted in 2005 and 2004. Had compensation costs for stock options granted been determined based on the fair value at the grant date for awards under the plan consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share for the three and six months ended June 30, 2005 and 2004, would have been reduced to the pro forma amounts indicated below:

                                                            Six Months Ended           Three Months Ended
                                                          ----------------------    ----------------------
                                                                 June 30,                  June 30,
                                                             2005        2004          2005         2004
                                                          ----------------------    ----------------------

                                                                  (In thousands, except share data)
      Net income as reported                              $   1,786    $    1561    $     936    $     810
      Total stock-based compensation cost, net of tax,
               that would have been included in the
               determination of net income if the fair
               value based method had been applied
               to all awards                                     78            3           40            3
                                                          ----------------------    ----------------------

      Pro forma net income                                $   1,708    $   1,558    $     896    $     807
                                                          ======================    ======================

      Basic earnings per share:
               As reported                                $    0.28    $    0.25    $    0.15    $    0.13
               Pro forma                                  $    0.27    $    0.25    $    0.14    $    0.13
      Diluted earnings per share:
               As reported                                $    0.28    $    0.25    $    0.15    $    0.13
               Pro forma                                  $    0.27    $    0.25    $    0.14    $    0.13

6.    Guarantees

            The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit that are written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The Bank had $970,000 of standby letters of credit as of June 30, 2005. Management believes that the proceeds obtained through liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2005 for guarantees under standby letters of credit is not material.

7.    New Accounting Standards

            In December 2004, the FASB issued Statement No. 123(R), "Share-Based Payment'. Statement No. 123(R) revised Statement No. 123, "Accounting for Stock-Based Compensation", and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. Statement No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

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

            In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), "Share-Based Payment", providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R) on January 1, 2006.

            In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations," that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for all fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year companies). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. We do not expect the adoption of FIN 47 to materially impact our consolidated financial statements.

            In May 2005, FASB issued SFAS 154, "Accounting Changes and Error Corrections". The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, "Accounting Changes", and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on the Company's consolidated financial statements.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  June 30, 2005

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


CRITICAL ACCOUNTING POLICIES

      Disclosure of the Company's significant accounting policies is included in
Note 1 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained on pages 14 and 16 of this report for the provision and allowance for loan losses.

OVERVIEW

      Net income for the six months ended June 30, 2005 and 2004 was $1,786,000 and $1,561,000. The increase of $225,000, or 14.4%, is attributable to the Company's core banking business, where net interest income increased 12.0%, other income increased 10.0% and the provision for loan losses decreased 11.0%. On a basic and diluted per share basis, net income for the six months ended June 30, 2005 was $0.28, respectively, as compared with $0.25 for the six months ended June 30, 2004. Net income as a percentage of average assets on an annualized basis, also known as return on average assets, increased to 0.98% for the first six months of 2005 from 0.92% for the first six months of 2004 as a result of increased net income. Net income as a percentage of total average stockholders' equity on an annualized basis, also known as return on average equity, was 16.74% and 15.6% for the first six months of 2005 and 2004, respectively. The increase in this ratio is also attributable to an increased level of net income.

      During the first six months of 2005, the Company's assets grew $28,223,000, or 7.9%, to $387,637,000 as of June 30, 2005 from $359,414,000 as of December 31, 2004. This increase is primarily attributable to strong internal loan growth, which increased to $266,139,000 as of June 30, 2005 from

$240,669,000 as of December 31, 2004, offset by a decline of $4,106,000, or 4.6%, in the investment securities portfolio, the proceeds of which were reinvested to fund loans. Total deposits increased by $8,598,000, or 2.9%, during the first six months of 2005 to $306,863,000 as of June 30, 2005 from $298,265,000 as of December 31, 2004. This compares to an increase of $11,158,000, or 4.0%, to $291,056,000 at June 30, 2004 from $279,898,000 as of
December 31, 2003. The growth in total deposits during the first six months of 2005 was less than the growth in deposits during the same period in 2004 as a result of competition in the market, and, to a certain degree, customers' continued uncertainty as to how to best invest their monies. Since deposit growth was not sufficient enough to fund the increased loan demand, long-term borrowings were used, which account for the $20,000,000 increase in long-term borrowings to $45,000,000 as of June 30, 2005 from $25,000,000 as of December 31, 2004.

RESULTS OF OPERATIONS

Net Interest Income

      For the three months ended June 30, 2005, total interest income increased by $772,000, or 18.9%, to $4,861,000 as compared with $4,089,000 for the three months ended June 30, 2004. This increase is primarily due to loan growth, which is the Company's highest yielding asset, and to a 25-basis point increase in the prime rate, which occurred during the second quarter of 2005.

      Total interest expense increased by $471,000, or 37.9%, to $1,713,000 for the three months ended June 30, 2005 from $1,242,000 for the three months ended June 30, 2004. This increase is not only attributable to the increased costs associated with attracting deposits at a time when short-term interest rates are rising, but is primarily impacted by the higher costs associated with the increased level of borrowings.

      Net interest income increased by $301,000, or 10.6%, to $3,148,000 for the three months ended June 30, 2005 from $2,847,000 for the three months ended June 30, 2004.

      For the six months ended June 30, 2005, total interest income increased by $1,252,000, or 15.3%, to $9,411,000, compared with $8,159,000 for the six months ended June 30, 2004. This increase is the result of a 5.55% increase in average interest-earning assets, which grew to $342,127,000 for the first six months of 2005, from $318,069,000 for the first six months of 2004. The growth in average interest earning assets was attributable to increased loan volume, which was funded from the cash flow generated from the investment securities portfolio, long-term borrowings and deposit growth. Further impacting interest income were three 25-basis point increases in the prime rate during the first half of 2005 that resulted in better than anticipated yields on interest earning assets.

      Total interest expense increased by $576,000, or 22.7%, to $3,110,000 for the six months ended June 30 2005, from $2,534,000 for the six months ended June 30, 2004. This increase is attributable to the growth in average interest bearing liabilities, which increased to $305,548,000 for the first six months of 2005 from $283,166,000 for the first six months of 2004. The need to increase long-term borrowings to complement deposit growth in order to fund loan volume, contributed to the increase in average interest bearing liabilities. However, due of the higher costs associated with long-term borrowings as well as the need to increase interest rates to remain competitive in maintaining and attracting deposits, cost of funds increased to 2.05% for the six months ended June 30, 2005 from 1.80% for the same period in 2004.

      Net interest income increased by $676,000, or 12.0%, to $6,301,000 for the six months ended June 30, 2005 from $5,625,000 for the six months ended June 30, 2004. This increase is attributable to the growth of interest sensitive assets, prime rate increases and ongoing efforts to proactively manage the cost of funding sources. In addition, the shift in the composition of the Company's interest sensitive assets, where cash flow from investment securities was reinvested in loans, which are a higher yielding asset, had a positive impact on the net interest rate spread, which increased to 3.49% for the first six months of 2005 from 3.36% for the first six months in 2004. The net interest margin increased to 3.71% from 3.56% for the six-month periods ending June 30, 2005 and 2004. While interest rates started to rise during 2004 and continued into 2005, the Bank strived to manage the possible deterioration of its net interest rate spread and margin in consideration of the growth of its interest sensitive assets and liabilities.

Provision for Loan Losses

      The provision for loan losses was $126,000 for the three months ended June 30, 2005 compared with $129,000 for the three months ended June 30, 2004.

      For the six months ended June 30, 2005, the provision for loan losses was $252,000, a decrease of $31,000, or 11.0%, compared with $283,000 for the six months ended June 30, 2004. The decrease in the provision is attributable to the consistency in the high quality of the loan portfolio.

      The allowance for loans losses represented 1.12% of total loans at June 30, 2005, compared with 1.18% as of December 31, 2004 and 1.17% as of March 30, 2004. Management performs ongoing assessments of the loan loss reserve in relation to loan portfolio growth, credit exposure to individual borrowers, overall trends in the loan portfolio and other relevant factors. Based upon these factors, management believes that as of June 30, 2005, the reserve is reasonable and sufficient to support the increased loan growth in light of the strong asset quality as supported by the ratios reflected in Table 2 on page 16.

Other Income

      For the three months ended June 30, 2005, other income was $645,000, an increase of $93,000, or 16.8%, compared with other income of $552,000 for the three months ended June 30, 2004. The increase was primarily due to an increase of $145,000 in customer service fee income, which was attributable to the implementation of an overdraft privilege product introduced during the second quarter of 2005 and a $9,000 increase in other miscellaneous income. Other income was negatively impacted by decreases of $1,000 in fee income from mortgage banking activities, $8,000 in less gains from sales of available for sale investment securities since no securities were sold during 2005 as compared with 2004, $7,000 in less income from the investment in life insurance, and $45,000 in less income as a result of there being fewer sales of other real estate.

      Other income for the six months ended June 30, 2005 increased $107,000, or 10.1%, to $1,168,000 from $1,061,000 for the first six months ended June 30, 2004. This increase was due to a $163,000 increase in customer service fees and a $36,000 increase in other miscellaneous income that occurred from a higher than normal volume of processing merchant credit card transactions earlier in 2005. Offsetting these increases were declines in income as a result of there being $12,000 in less income from mortgage banking activities, $25,000 in less income as a result of there being no sales of available for sale securities during 2005, $10,000 decline in income associated with the investment in life insurance, and a $45,000 decline in income as a result of there being fewer sales of other real estate.

Other Expenses

      Other expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of the Company, increased to $2,444,000 for the second quarter of 2005 from $2,203,000 for the second quarter of 2004. The $241,000, or 10.9%, increase is not only due to the Company's continued growth, but is attributable to increased occupancy and equipment costs associated with the renovation, occupancy and full utilization of a 3-story brick building purchased in 2004.

      Salaries and employee benefit expenses, which make up the largest component of other expenses, increased $115,000, or 9.9%, to $1,278,000 for the second quarter of 2005 from $1,163,000 for the second quarter in 2004. The increase is primarily attributable to the increase in normal salary and benefit costs.

      Occupancy expenses increased $32,000, or 17.8%, to $212,000 for the three months ended June 30, 2005 from $180,000 for the three months ended June 30, 2004. The increase is due to the cost associated with the renovation and full occupancy of a 3-story brick building located at 22 South 2nd Street, Emmaus, Pennsylvania, to house operational, administrative and executive offices of the Company.

      Equipment expense increased $29,000, or 16.0%, to $210,000 for the three months ended June 30, 2005 from $181,000 for the three months ended June 30, 2004. This increase is the result of additional costs and depreciation associated with equipment purchased to accommodate the Company's growth and its occupancy of the newly renovated building at 22 South 2nd Street in Emmaus.

      Other operating expenses during the second quarter of 2005 increased $65,000, or 9.6%, to $744,000 from $679,000 during the second quarter of 2004.
The increase is primarily associated with the continued growth of the Company.

      For the six months ended June 30, 2005, total other expenses increased $532,000, or 12.2%, to $4,889,000 from $4,357,000 for the six months ended June
30, 2004. The increase is the result of the Company's growth and the addition and occupancy of new office space.

      Salary expenses and related employee benefits were $2,583,000 for the six months ended June 30, 2005, an increase of $234,000, or 10.0%, compared with $2,349,000 for the six months ended June 30, 2004. The increase is attributable to staff additions and increases in normal salary and benefit related expenses.

      Occupancy expenses for the first six months of 2005 increased to $425,000 from $357,000 for the first six months of 2004. The increase of $68,000, or 19.0%, is attributable to the costs associated with the renovation, occupancy and full utilization of a building that is being used for operational, administrative and executive offices.

      Equipment expenses increased $48,000, or 13.5%, to $403,000 for the first six months of 2005 from $355,000 for the first six months of 2004. The increase in this expense category is due to the added depreciation expense from the additions made to equipment to support the growth of the Company and its utilization of new office space.

      Other operating expenses increased $182,000, or 14.0%, to $1,478,000 for the six months ended June 30, 2005 from $1,296,000 for the six months ended June 30, 2004. This increase was primarily the result of the Company's growth and increased transactional volume, which impacted certain volume driven expenses.

Income Taxes

      Income tax expense was $287,000 for the three months ended June 30, 2005, an increase of $30,000, or 11.7%, compared with $257,000 for the three months ended June 30, 2004. The increased tax expense is due to achieving a higher level of net income.

      For the six months ended June 30, 2005, the tax provision was $542,000 compared with $485,000 for the six months ended June 30, 2004. This increase of $57,000, or 11.8%, is the result of achieving a higher level of pre-tax net income with a level amount of tax-exempt income.

Net Income

      Net income for the three months ended June 30, 2005 was $936,000, an increase of $126,000, or 15.6%, compared with $810,000 for the three months ended June 30, 2004. The increase in net income is the result of increases of $301,000 in net interest income, $93,000 in other income, and a decrease of $3,000 in the provision for loan losses, offset by increases of $241,000 in other expenses and $30,000 in taxes. Basic and diluted earnings per share for the three months ended June 30, 2005 were each $0.15 per share as compared with $0.13 per share for the three months ended June 30, 2004.

      Net income for the six months ended June 30, 2005 was $1,786,000, an increase of $225,000, or 14.4%, compared with $1,561,000 for the six months ended June 30, 2004. The increase in net income is the result of increases of $676,000 in net interest income, a decrease of $31,000 in the provision for loan losses, and an increase of $107,000 in other income, offset by increases of $532,000 in other expenses and $57,000 in taxes. Factors contributing to the increased level of net income include increased interest income from loan growth and the impact of prime rate increases, as well as the Bank's efforts to manage its cost of funds. Increased other income, derived from increased customer service fees and credit card processing, further enhanced net income. Basic and diluted earnings per share for the six months ended June 30, 2005 were each $0.28 per share compared with $0.25 per share for the six months ended June 30, 2004.

FINANCIAL CONDITION

Securities

      The Company's securities portfolio is comprised of securities that not only provide interest income, including tax-exempt income, but also provide a source of liquidity, diversify the earning assets portfolio, allow for the management of risk and tax liability, and provide collateral for repurchase agreements and public fund deposits. Policies are in place to address various aspects of managing the portfolio, including but not limited to, concentrations, liquidity, credit quality, interest rate sensitivity and regulatory guidelines. Adherence to these policies is monitored by the Company's Asset/Liability Committee on a monthly basis.

      Although the Company generally intends to hold its investment securities to maturity, a significant portion of the securities portfolio is classified as available for sale, with new purchases generally categorized as such. Securities in the available for sale category are accounted for at fair value with unrealized appreciation or depreciation, net of tax, reported as a separate component of stockholders' equity. Securities in the held to maturity category are accounted for at amortized cost. The Company invests in securities for the yield they produce and not to profit from trading. The Company holds no trading securities in its portfolio.

      The securities portfolio at June 30, 2005 was $84,543,000, compared to $88,649,000 at December 31, 2004, a decrease of $4,106,000, or 4.6%. The decline is attributable to repayments of principal, which were used to fund the Company's strong internal loan growth. Securities available for sale decreased to $83,505,000 at June 30, 2005 from $87,609,000 at December 31, 2004, while securities held to maturity were $1,038,000 at June 30, 2005 as compared with $1,040,000 at December 31, 2004.

      The carrying value of the available for sale portion of the portfolio at June 30, 2005 includes an unrealized gain of $200,000 (reflected as accumulated other comprehensive income of $132,000 in stockholders' equity, net of a deferred income tax liability of $68,000). This compares with an unrealized gain at December 31, 2004 of $416,000 (reflected as accumulated other comprehensive income of $274,000 in stockholders' equity, net of a deferred income tax liability of $142,000).

Loans

      The loan portfolio comprises the major component of the Company's earning assets and generally is the highest yielding asset category. Gross loans receivable, net of unearned fees and origination costs, increased $25,470,000, or 10.6%, to $266,139,000 at June 30, 2005 from $240,669,000 at December 31,
2004. Gross loans represented 86.7% of total deposits at June 30, 2005 as compared with 80.7% at December 31, 2004, since loan growth has outpaced deposit growth. Loan growth was most significant in commercial lending, where the Bank's general business development program and specific focus on municipal/tax-free lending have led this effort. Outstanding retail loans have grown as well, although to a lesser extent than commercial loans. Residential mortgage lending has remained active. However, the Bank continues to sell the majority of its mortgage loans into the secondary market in order to effectively manage long-term interest rate risk.

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

      The allowance for loan losses at June 30, 2005 and December 31, 2004 was $3,005,000 and $2,838,000, respectively, compared to $2,654,000 at June 30,
2004. The increase in the allowance is attributable to the growth of the loan portfolio and the shift in the loan mix, where there has been continued growth in commercial loans, which generally carry a higher level of credit risk. At June 30, 2005, the allowance for loan losses represented 1.12% of the gross loan portfolio, compared with 1.18% at December 31, 2004. This compares to 1.17% at June 30, 2004. At June 30, 2005, in consideration of the strong asset quality, management believes the allowance for loan loss reserve to be reasonable and adequate to support the loan growth and to address any potential losses.

      Table 1 - "Analysis of Allowance for Loan Loss" - details the activity, which occurred in the allowance over the first six months of 2005 and 2004.

      Table 1 - Analysis of Allowance for Loan Loss (1)
      ------------------------------------------------------------------
      (in thousands)
                                                        2005        2004
                                                        ----        ----
      Balance, beginning of year                     $ 2,838     $ 2,403
      Provision charged to operating  expense            252         283
      Charge-offs:
        Commercial                                         0           0
        Real estate                                      (36)          0
        Consumer                                         (56)        (42)
                                                     -------     -------
        Total charge-offs                                (92)         42)

      Recoveries:
        Commercial                                         0           3
        Real estate                                        3           0
        Consumer                                           4           7
                                                     -------     -------
        Total recoveries                                   7          10


      Net (charge-offs)                                  (85)        (32)
                                                     -------     -------
                                                     $ 3,005     $ 2,654
                                                     =======     =======

      Net (charge-offs) recoveries to
       average net loans                              (0.03)%     (0.02)%

      (1)     Bank's loan portfolio is entirely domestic
      ------------------------------------------------------------------

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

      Table 2 - "Asset Quality Ratios" - summarizes pertinent asset quality ratios at June 30, 2005 and December 31, 2004.

      Table 2 -Asset Quality Ratios
      ------------------------------------------------------------------
                                                    6/30/05    12/31/04
                                                    -------    --------
      Non-accrual loans/Total loans                    0.28%       0.41%
      Non-performing assets (1) /Total loans           0.46%       0.45%
      Net charge-offs/Average loans                    0.03%       0.03%
      Allowance/Total loans                            1.12%       1.18%
      Allowance/Non-accrual  loans                   409.40%     287.83%
      Allowance/Non-performing loans (1)             248.96%     267.48%

      (1) - Includes non-accrual loans.
      ------------------------------------------------------------------

      At June 30, 2005, the Company had other real estate owned as acquired through foreclosure, in the amount of $20,000, which the same amount outstanding at December 31, 2004. The Company expects to dispose of the remaining properties with minimal or no loss.

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

      The Company had $7,365,000 and $7,224,000 in BOLI as of June 30, 2005 and December 31, 2004. Although the BOLI is an asset that may be liquidated, it is the Company's intention to hold this pool of insurance because it provides tax-exempt income that lowers the Company's tax liability, while enhancing its overall capital position.

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

      During 2004 Berkshire Bank announced a 5-for-4 stock split, effected in the form of a 25% stock dividend, payable July 22, 2004, which resulted in the Company receiving an additional 38,355 shares. On September 1, 2004, Berkshire Bank commenced a three-phase common stock offering effective through March 31, 2005. The offering price of the stock during the first two phases was $10.50 per share through October 31, 2004 and $11.00 per share thereafter. In order to maintain its level of investment in Berkshire Bank, the Company purchased an additional 30,618 shares at $10.50 per share and 26,501 shares at $11.00 per share, respectively. As of June 30, 2005, the Company's total investment in Berkshire Bank was $2,147,000, represented by 248,897 shares, resulting in a 19.9% aggregate ownership. The investment is carried at cost and is included in the other assets category on the balance sheet.

Deposits

      Deposits are the major source of the Company's funds for lending and investment purposes. Total deposits at June 30, 2005 were $306,863,000, an increase of $8,598,000, or 2.9%, from total deposits of $298,265,000 at December 31, 2004. The increase in deposits is due to increases of $15,956,000 in time deposits, $1,558,000 in non-interest bearing demand deposits and $958,000 in savings accounts, offset by a decline of $9,874,000 in interest bearing demand deposit accounts. While deposit growth was limited, there was a shift between deposit categories, where customers invested more funds in longer-term deposits as rates on time deposits have been increasing due to competitive pressures. This trend impacted the cost of deposits, which increased to 1.74% as of June 30, 2005 from 1.57% as of December 31, 2004 and 1.52% as of June 30, 2004.

Securities Sold under Agreements to Repurchase

      Securities sold under agreements to repurchase increased $1,226,000, or 52.2%, to $3,575,000 at June 30, 2005 from $2,349,000 at December 31, 2004 due to an increase in the interest rate paid on this product, which attracted additional investors. Securities sold under agreements to repurchase generally mature in one business day and roll over under a continuing contract.

Short-Term Borrowings

      There were no short-term/overnight borrowings outstanding as of June 30, 2005 as compared with $3,000,000 at December 31, 2004. Federal funds purchased and overnight borrowings with the Federal Home Loan Bank of Pittsburgh ("FHLB") are considered to be short-term borrowings as of June 30, 2005. The Bank has a $5,000,000 federal funds line of credit with its main correspondent bank, Atlantic Central Bankers Bank, Camp Hill, Pennsylvania ("ACBB") as well as a short-term/overnight line of credit of $35 million with FHLB, which is part of its overall maximum borrowing capacity of $179,780,000.

Long-Term Debt and Borrowing Capacity

      There were $45 million outstanding in fixed rate term loans with the FHLB at June 30, 2005, an increase of $20 million as compared with the $25 million that was outstanding at December 31, 2004. The $45 million borrowing is comprised of the following fixed rate borrowings (in thousands):

                     Maturity            Amount          Rate
                -----------------      --------          -----
                November 28, 2005       $ 5,000          2.22%
                February 6, 2006          5,000          3.55%
                May 5, 2006               5,000          3.64%
                November 28, 2006         6,000          2.80%
                May 7, 2007               5,000          3.89%
                November 28, 2007         7,000          3.43%
                May 5, 2008               5,000          4.03%
                November 28, 2008         7,000          3.78%
                                        -------          -----

                         Total          $45,000          3.42% weighted average
                                        =======          =====

      Because loan growth outpaced deposit growth during the first half of 2005, short-term overnight borrowings were initially used as an alternate source of funding the strong loan demand. However, as the amount of short-term overnight borrowings increased, short-term interest rates were rising as well. In the early part of May 2005, management decided to shift $20 million from short-term overnight borrowings into four term loans with laddered maturities ranging from 9 months to 36 months, which are included in the above table. The purpose for this transaction was to proactively manage the potential interest rate risk associated with borrowing $20 million on an overnight basis at a time when short-term rates were rising. This strategy allowed the Bank to control its borrowing costs by locking into fixed rates, which, over time, would help to minimize the impact that future short-term interest rate increase could have on its net interest spread and margin.

      The Bank has a total maximum borrowing capacity for both short and long-term borrowings of approximately $179,780,000 with the FHLB, out of which $45 million represents fixed rate term loans, that were outstanding at June 30, 2005, and resulted in an unused borrowing capacity of $134,780,000.

Mandatory Redeemable Capital and Junior Subordinated Debentures

      As of June 30, 2005, the Company had $8,248,000 outstanding in junior subordinated debentures, which were issued on July 31, 2003 to investors as capital trust pass-through securities by East Penn Statutory Trust I ("Trust"), a Connecticut statutory business trust and wholly owned subsidiary of the Company. The securities have a fixed rate of 6.80% through September 17, 2008. The capital securities are redeemable by the Company on or after September 17, 2008, at par, or earlier, if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on September 17, 2033. Proceeds totaling $4.3 million were contributed to the capital at the Bank. The Company chose to utilize the multi-issuer trust preferred alternative, which proved to be a less expensive and more flexible resource of regulatory capital.

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

      Liquidity from asset categories is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which were $13,089,000 at June 30, 2005, compared to $8,782,000 at December 31, 2004.
Additional asset liquidity sources include principal and interest payments from securities in the Company's investment portfolio and cash flow from its amortizing loan portfolio. Longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. At June 30, 2005, there were $66,471,000 in liquid securities as compared with $72,232,000 at December 31, 2004. Liquid securities decreased by $5,761,000 since year-end due to the $4.1 million decline in securities that are available for sale and the need to pledge additional securities as collateral cash management accounts and public fund deposit accounts, whose balances have similarly increased from year end.

      Liability liquidity sources include attracting deposits at competitive rates. Deposits at June 30, 2005 were $306,863,000, compared to $298,265,000 at December 31, 2004. In addition, the Bank has lines of credit with its main correspondent bank, ACBB, and with the FHLB, which are reliable sources for short and long-term funds.

      The Company's financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk. Off-balance sheet arrangements are discussed in detail below.

      Management is of the opinion that its liquidity position, at June 30, 2005, is adequate to respond to fluctuations "on" and "off" the balance sheet. In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in the Company's inability to meet anticipated or unexpected liquidity needs.

Off-Balance Sheet Arrangements

      The Company's financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made in accordance with the same standards as on-balance sheet instruments. Unused commitments at June 30, 2005 were $84,931,000, which consisted of $66,892,000 in unfunded commitments to existing loans, $5,106,000 to grant new loans, $11,963,000 in unused lines for overdraft privilege and $970,000 in letters of credit. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present a significant liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital

      The following Table 3 presents the risk-based and leverage capital amounts and ratios at June 30, 2005 for the Company and the Bank.

                                                                                                    To be Well
                                                                                                 Capitalized under
                                                                        For Capital Adequacy     Prompt Corrective
                                                     Actual                   Purposes           Action Provisions
                                               -------------------     ---------------------    -------------------
                                               Amount       Ratio        Amount        Ratio    Amount        Ratio
                                               -------      -----      ---------       -----    --------     ------
                                                                       (Dollars in Thousands)
As of June 30, 2005:
     Total capital (to risk-weighted assets):
         Company                               $33,631        11.7  %   >$22,912      >8.0   %     N/A          N/A    %
                                                                        -             -
         Bank                                   31,132        11.0       >22,691      >8.0      >$28,363      >10.0
                                                                         -            -         -             -
     Tier 1 capital (to risk-weighted assets):
         Company
                                                30,168        10.5       >11,456      >4.0         N/A          N/A
                                                                         -            -
         Bank                                   28,127         9.9       >11,345      >4.0       >17,018     >  6.0
                                                                         -            -         -             -
     Tier 1 capital (to average assets):
         Company                                30,168         8.0       >15,067      >4.0         N/A          N/A
                                                                         -            -
         Bank                                   28,127         7.5       >14,957      >4.0       >18,696     >  5.0
                                                                         -            -         -             -

      These capital ratios continue to remain at levels, which are considered to be "well-capitalized" as defined by regulatory guidelines.

      Banking laws and regulations limit the amount of cash dividends that may be paid without prior approval from the Company's regulatory agencies. In abidance with such requirements, on January 21, 2005, the Board of Directors authorized and declared a semi-annual cash dividend for 2005 in the amount of $0.09 per share, payable on February 28, 2005 to all shareholders of record as of February 4, 2005. The payment of this semi-annual cash dividend decreased retained earnings by $567,000. In addition, on July 21, 2005, the Board authorized and declared a cash dividend for the second half of 2005 for $0.10 per share, payable on August 31, 2005 to all shareholders of record as of August 10, 2005.

      Restrictions under the Pennsylvania Banking Code of 1965 are placed on the size of a Bank's investment in fixed assets as a percentage of equity. Presently, the Bank exceeds the allowable limit of 25% of equity, as defined by the Pennsylvania Department of Banking. The Bank's fixed assets as a percentage of equity decreased to 36.3% at June 30, 2005, as compared with 36.6% at June 30, 2004. This decrease is due to the increase in stockholders' equity, which offset any increases in fixed assets. Generally, the Bank contacts the Department of Banking prior to the acquisition of material dollar fixed asset additions to obtain the Department's approval. On an ongoing basis, compliance with this section of the Banking Code is expected to occur through normal depreciation adjustments and retention of earnings.

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

ITEM 4.

Controls and Procedures

      (a)   Evaluation of disclosure controls and procedures

            As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic filings.

      (b)   Changes in internal control over financial reporting

            The Company made no significant changes in its internal control over financial reporting or in other factors that could significantly affect these controls during the quarter ended June 30, 2005, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
------

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
------

            Nothing to report.

Item 3. Defaults upon Senior Securities
------

            Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders
------

            The Company held its annual meeting of shareholders on May 12, 2005 at the Allen Organ Company located at 3370 Route 100, Macungie, PA 18062. The Judges of Election reported that the results of the balloting revealed that holders of 5,071,512 shares of common stock, representing 80.5% of the total number of shares outstanding, were represented in person or by proxy at the 2005 annual meeting of shareholders.

            The following outlines the items voted on at the meeting as well as the votes cast for, against and non-votes for each item.

            I. Election of Class A directors to serve for a three-year term expiring 2008.

                                                                      Withhold
                                                      For             Authority
                                                   ---------          ---------
                   Gordon K. Schantz               4,986,895            84,617
                   Donald R. Schneck               5,006,060            65,452
                   Konstantinos A. Tantaros        5,002,181            69,331
                   Dr. F. Geoffrey Toonder         4,778,428           293,084

            Directors whose terms continued after the meeting include:

                  Class B directors who serve a one-year term expiring 2006:

                                 Dale A. Dries
                                 Thomas R. Gulla
                                 Linn H. Schantz
                                 Donald S. Young

                  Class C directors who serve a two-year term expiring 2007:

                                 Allen E. Kiefer
                                 Brent L. Peters
                                 Forrest A. Rohrbach
                                 Peter L. Shaffer

            II. Ratification of the selection of Beard Miller Company, LLP, Certified Public Accountants, as independent auditors of the Company for 2005.

                          For               Against          Abstain
                       ---------            -------          -------
                       5,042,686            16,784            12,042

Item 5. Other Information
------

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


                               EAST PENN FINANCIAL CORPORATION
                                  (Registrant)



                               By:   /s/ Brent L. Peters
                                   ----------------------------------------
                                    Brent L. Peters
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                               Date:    August 12, 2005





                               By:  /s/ Theresa M. Wasko
                                   ----------------------------------------
                                    Theresa M. Wasko
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               Date:  August 12, 2005

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