Form 10-Q
period 2005-09-30
EAST PENN FINANCIAL CORP
filed 2005-11-10
CIK 1220483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2005

or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ________________ to ________________.

                                    000-50330
                                    ---------
                             Commission File Number

                         EAST PENN FINANCIAL CORPORATION
                         -------------------------------
              (Exact name of registrant as specified in it charter)

             Pennsylvania                                  65-1172823
    -------------------------------                  ----------------------
    (State or other jurisdiction of                      (IRS Employer

          731 Chestnut Street, P.O. Box 869, Emmaus, Pennsylvania 18049
                    (Address of principal executive offices)

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

YES  X  NO
    ---    ---

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES     NO  X
    ---    ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

6,304,212 shares of common stock, par value $0.625 per share, outstanding as of October 31, 2005.

                         EAST PENN FINANCIAL CORPORATION

                                      INDEX
                          QUARTERLY REPORT ON FORM 10-Q

                                                                                    Page
Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets                                         3
                     September 30, 2005 (Unaudited) and December 31, 2004

                  Consolidated Statements of Income (Unaudited)                       4
                     Three and nine months ended September 30, 2005
                     and September 30, 2004

                  Consolidated Statements of Stockholders' Equity (Unaudited)         5
                     Nine months ended September 30, 2005 and September 30, 2004

                  Consolidated Statements of Cash Flows (Unaudited)                   6
                     Nine months ended September 30, 2005 and September 30, 2004
                  Notes to Interim Consolidated Financial Statements (Unaudited)      7

         Item 2.  Management's Discussion and Analysis of Financial Condition        12
                   and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk         22

         Item 4.  Controls and Procedures                                            23

Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                  23

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        23

         Item 3.  Defaults Upon Senior Securities                                    23

         Item 4.  Submission of Matters to a Vote of Security Holders                23

         Item 5.  Other Information                                                  23

         Item 6.  Exhibits                                                           23

SIGNATURES                                                                           25

EXHIBIT INDEX                                                                        26

ITEM 1. FINANCIAL STATEMENTS

                         EAST PENN FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                     September 30,  December 31,
(In thousands, except share data)                        2005          2004
                                                      (Unaudited)    (Audited)
                                                       ---------     ---------
 ASSETS
 Cash and due from banks                                  $8,636        $7,334
 Interest bearing deposits                                    39         1,234
 Federal funds sold                                        4,344           214
                                                       ---------     ---------
   Cash and cash equivalents                              13,019         8,782
 Interest bearing time deposits                              500            --
 Securities available for sale                            81,242        87,609
 Securities held to maturity                               1,038         1,040
                                                       ---------     ---------
   Total securities                                       82,280        88,649
 Mortgages held for sale                                   2,598         1,146
 Loans, net of unearned income                           271,655       240,669
  Less: allowance for loan losses                         (3,055)       (2,838)
                                                       ---------     ---------
   Total net loans                                       268,600       237,831

   Bank premises and equipment, net                        8,919         7,510
   Investment in restricted stock                          3,403         2,986
   Other real estate owned                                    20            20
   Bank owned life insurance                               7,435         7,224
   Accrued interest receivable and other assets            6,073         5,266
                                                       ---------     ---------

      Total assets                                      $392,847      $359,414
                                                       =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposits:
   Noninterest bearing                                   $40,830       $42,029
   Interest bearing                                      266,654       256,236
                                                       ---------     ---------
   Total deposits                                        307,484       298,265
Securities sold under agreements to repurchase             3,366         2,349
Short-term borrowings                                      4,950         3,000
Long-term debt                                            45,000        25,000
Junior subordinated debentures                             8,248         8,248
Accrued interest payable and other liabilities             1,357           885
                                                       ---------     ---------

      Total liabilities                                  370,405       337,747

STOCKHOLDERS' EQUITY
 Preferred stock, no par value; authorized
   16,000,000 shares; none issued                             --            --
 Common stock, par value $0.625 per share
   authorized 40,000,000 shares; issued 2005
   6,612,504 shares; 2004 6,608,552 shares;
   outstanding 2005  6,304,212 shares; 2004
   6,300,260 shares                                        4,133         4,131
 Surplus                                                   9,246         9,225
 Retained earnings                                        11,374         9,887
 Accumulated other comprehensive income                     (461)          274
 Less: Treasury stock - at cost, 308,292 shares           (1,850)       (1,850)
                                                       ---------     ---------
      Total stockholders' equity                          22,442        21,667
                                                       ---------     ---------

      Total liabilities and
       stockholders' equity                             $392,847      $359,414
                                                       =========     =========

See Notes to Consolidated Financial Statements

                         EAST PENN FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
         Three Months and Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                      Three Months Ended      Nine Months Ended
                                                     --------------------    --------------------
(In thousands, except share data)                      2005        2004        2005        2004
                                                     --------    --------    --------    --------
Interest income
  Interest and fee income on loans                     $4,210      $3,269     $11,665      $9,266
  Securities:
    Taxable                                               748         856       2,341       2,718
    Tax-exempt                                            157         127         459         386
  Other                                                    79          18         140          59
                                                     --------    --------    --------    --------
         Total interest income                          5,194       4,270      14,605      12,429
                                                     --------    --------    --------    --------

Interest expense
  Deposits                                              1,454         905       3,665       2,748
  Federal funds purchased and securities
    sold under agreements to repurchase                    19          22         133          44
  Long-term debt                                          394         200         907         597
  Junior subordinated debentures                          136         136         408         408
                                                     --------    --------    --------    --------
         Total interest expense                         2,003       1,263       5,113       3,797
                                                     --------    --------    --------    --------

         Net interest income                            3,191       3,007       9,492       8,632

  Provision for loan losses                                84         129         336         412
                                                     --------    --------    --------    --------

         Net interest income after
           provision for loan losses                    3,107       2,878       9,156       8,220
                                                     --------    --------    --------    --------

Other income
  Customer service fees                                   386         240       1,009         700
  Mortgage banking activities, net                         86         117         299         342
  Net realized gains on sale of securities                 --          12          --          37
  Income from investment in life insurance                 70          73         211         224
  Net realized gains on sale of other real estate          --          --          16          61
  Other income                                             70          53         245         192
                                                     --------    --------    --------    --------
         Total other income                               612         495       1,780       1,556
                                                     --------    --------    --------    --------

Other expense
  Salaries and wages                                    1,004         937       2,930       2,726
  Employee benefits                                       343         283       1,000         843
  Occupancy                                               243         183         668         540
  Equipment                                               208         182         611         537
  Other operating expenses                                761         686       2,239       1,982
                                                     --------    --------    --------    --------
         Total other expense                            2,559       2,271       7,448       6,628
                                                     --------    --------    --------    --------

  Income before income taxes                            1,160       1,102       3,488       3,148

  Federal income taxes                                    261         271         803         756
                                                     --------    --------    --------    --------

         Net income                                      $899        $831      $2,685      $2,392
                                                     ========    ========    ========    ========

Basic earnings per share                                $0.14       $0.13       $0.43       $0.38

Diluted earnings per share                              $0.14       $0.13       $0.42       $0.38

Cash dividends per common share                         $0.10       $0.08       $0.19       $0.16

See Notes to Consolidated Financial Statements

                         EAST PENN FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            For the Nine Months Ended
                    September 30, 2005 and September 30, 2004
                                   (Unaudited)

                                                                                   Accumulated
                                                                                      Other
                                             Common                   Retained    Comprehensive  Treasury
(In thousands, except share data)            Stock       Surplus      Earnings    Income (Loss)    Stock        Total
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                   $4,130       $9,218       $7,645          $400       ($1,850)      $19,543
                                                                                                               --------
 Comprehensive income:
 Net income                                      --           --        2,392            --            --         2,392
 Changes in net unrealized gains
   (losses) on securities available
   for sale, net of tax effect                   --           --           --           (36)           --           (36)
                                                                                                               --------

     Total comprehensive income                                                                                   2,356
                                                                                                               --------

Exercise of 1,100 common stock options           --            6           --            --            --             6

Cash dividends ($0.16 per share)                 --           --       (1,008)           --            --        (1,008)
                                           ----------------------------------------------------------------------------

   Balance, September 30, 2004               $4,130       $9,224       $9,029          $364       ($1,850)      $20,897
                                           ============================================================================

Balance, December 31, 2004                   $4,131       $9,225       $9,887          $274       ($1,850)      $21,667
 Comprehensive income:
 Net income                                      --           --        2,685            --            --         2,685
 Changes in net unrealized gains
   on securities available for sale,
   net of tax effect                             --           --           --          (735)           --          (735)
                                                                                                               --------

     Total comprehensive income                                                                                   1,950
                                                                                                               --------

Exercise of 3,652 common stock
   options                                        2           21           --            --            --            23

Cash dividends ($0.19 per share)                 --           --       (1,198)           --            --       ($1,198)
                                           ----------------------------------------------------------------------------

   Balance, September 30, 2005               $4,133       $9,246      $11,374         ($461)      ($1,850)      $22,442
                                           ============================================================================

See Notes to Consolidated Financial Statements

                         EAST PENN FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                                   Nine Months Ended September 30,
(In thousands)                                                         2005            2004
                                                                    ----------      ----------
CASH FLOWS from OPERATING ACTIVITIES
  Net income                                                            $2,685          $2,392
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses                                                336             412
  Provision for depreciation and amortization                              572             481
  Net amortization of securities premiums and discounts                    179             243
  Net realized gain on sale of foreclosed real estate                      (16)            (61)
  Net realized gain on sale of securities                                   --             (37)
  Proceeds from sale of mortgage loans                                  20,880          23,581
  Net gain on sale of loans                                               (299)           (342)
  Loans originated for sale                                            (22,033)        (25,077)
  Earnings on investment in life insurance                                (211)           (224)
  Decrease in accrued interest receivable
    and other assets                                                      (141)            (44)
  Increase (decrease) in accrued interest payable
    and other liabilities                                                  472            (109)
                                                                    ----------      ----------

         Net Cash Provided by Operating Activities                       2,424           1,215
                                                                    ----------      ----------

CASH FLOWS from INVESTING ACTIVITIES
  (Increase) decrease in interest bearing time deposits                   (500)            200
  Purchases of available for sale securities                            (5,097)         (7,132)
  Proceeds from maturities of and principal repayments
    on available for sale securities                                    10,171          15,869
  Proceeds from sales of available for sale securities                      --           5,991
  Proceeds from maturities of and principal repayments
    on held to maturity securities                                           2               6
  Proceeds from the sale of other real estate owned                         31             317
  Net increase in loans                                                (31,120)        (24,406)
  Net increase in restricted stock                                        (417)           (987)
  Purchases of bank premises and equipment                              (1,981)         (1,822)
  Investment in Berkshire Bank                                            (287)             --
  Purchase of life insurance                                                --          (1,500)
                                                                    ----------      ----------

         Net Cash Used in Investing Activities                         (29,198)        (13,464)
                                                                    ----------      ----------

CASH FLOWS from FINANCING ACTIVITIES
  Net increase in deposits                                               9,219           4,781
  Net increase in federal funds purchased and
    securities sold under agreements  to repurchase                      2,967           8,389
  Increase in long-term borrowings                                      20,000              --
  Proceeds from the exercise of stock options                               23               6
  Dividends paid                                                        (1,198)         (1,008)
                                                                    ----------      ----------

         Net Cash Provided by Financing Activities                      31,011          12,168
                                                                    ----------      ----------

         Net (Increase) Decrease in Cash and Cash Equivalents            4,237             (81)

  Cash and cash equivalents - Beginning                                  8,782           8,593
                                                                    ----------      ----------

  Cash and cash equivalents - Ending                                   $13,019          $8,512
                                                                    ==========      ==========

SUPPLEMENTARY CASH FLOW INFORMATION

  Interest paid                                                         $4,796          $3,879
                                                                    ==========      ==========
  Federal income taxes paid                                               $850            $742
                                                                    ==========      ==========

SUPPLEMENTAL SCHEDULE of NON-CASH INVESTING and FINANCING ACTIVITIES

  Other real estate acquired in settlement of loans                        $15              $0
                                                                    ==========      ==========

See Notes to Consolidated Financial Statements

                         EAST PENN FINANCIAL CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

            Operating results for the nine-month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

2.    Investment in Bank

            On September 23, 2003, the Company made an initial purchase of 141,300 shares of common stock of a newly formed de novo bank, named Berkshire Bank, located in Wyomissing, Berks County, Pennsylvania. Upon the completion of Berkshire's initial stock offering, the Company purchased an additional 12,123 shares, which resulted in increasing the Company's investment to $1,534,000 of Berkshire Bank's outstanding common stock as of December 31, 2003. In consideration of the Company's and its director's and officer's combined ownership of Berkshire Bank common stock, the aggregate percentage ownership was 19.9% as of the 2003 year end, which is in line with the terms of a Stock Subscription and Purchase Agreement between the Company and Berkshire Bank. Under this agreement, the Company is also entitled to purchase from Berkshire Bank up to 5% of additional stock at any time beginning on the date of the warrant and for 10 years thereafter at an exercise price of $6.40 per share, which is adjusted in consideration of two 5-for-4 stock splits. The total number of shares that are subject to purchase under all of the Company's warrants, options or rights shall not exceed 25% of the total number of shares of Berkshire Bank common stock.

            During 2004 Berkshire Bank announced a 5-for-4 stock split, effected in the form of a 25% stock dividend, payable July 22, 2004, which resulted in the Company receiving an additional 38,355 shares. As part of a three-phase stock offering, which began on September 1, 2004 and was effective through March 31, 2005, the Company purchased an additional 57,119 shares of common stock. On July 21, 2005, Berkshire Bank announced the payment of a 5-for-4 stock split, effected in the form of a 25% stock dividend, payable August 19, 2005, which resulted in an additional 62,224 shares. As of September 30, 2005, the Company's total investment in Berkshire Bank was $2,147,000, represented by 311,121 shares, resulting in a 19.9% aggregate ownership in consideration of the combined ownership of the Company, its directors and its officers. The investment is carried at cost and is included in the other assets category on the balance sheet.

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

3.    Earnings per Share

            The following table sets forth the computation of basic and diluted earnings per share:

                                                            Nine Months Ended          Three Months Ended
                                                        ------------------------    ------------------------
                                                              September 30,               September 30,
                                                           2005          2004          2005         2004
                                                        ------------------------    ------------------------
      Net income applicable to common stock             $2,685,000    $2,392,000    $  899,000    $  831,000
                                                        ========================    ========================

      Weighted-average common shares outstanding         6,302,452     6,299,523     6,303,560     6,299,935
      Effect of dilutive securities, stock options          20,073        17,476        19,288        16,344
                                                        ------------------------    ------------------------
      Weighted-average common shares outstanding
        used to calculate diluted earnings per share     6,322,525     6,316,999     6,322,848     6,316,279
                                                        ========================    ========================

      Basic earnings per share                          $     0.43    $     0.38    $     0.14    $     0.13
                                                        ========================    ========================
      Diluted earnings per share                        $     0.42    $     0.38    $     0.14    $     0.13
                                                        ========================    ========================

4.    Comprehensive Income

            The components of other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2005 and 2004 are as follows:

                                                Nine Months Ended        Three Months Ended
                                              ---------------------     --------------------
                                                  September 30,             September 30,
                                                2005         2004         2005        2004
                                              ---------------------     --------------------
      (In thousands)

      Unrealized holding gains (losses) on
        available for sale securities          ($1,114)        ($17)      ($898)      $1,897
      Less reclassification adjustments for
        gains included in net income                --           37          --           12
                                              ---------------------     --------------------

      Net unrealized gains (losses)             (1,114)         (54)       (898)       1,885
      Tax effect                                   379           18         302         (641)
                                              ---------------------     --------------------
              Net of tax amount                  ($735)        ($36)      ($593)      $1,244
                                              =====================     ====================

5.    Stock Option Plan

            The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation costs have been recognized for options granted in 2005 and 2004. Had compensation costs for stock options granted been determined based on the fair value at the grant date for awards under the plan consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share for the three and nine months ended September 30, 2005 and 2004, would have been reduced to the pro forma amounts indicated below:

                                                              Nine Months Ended        Three Months Ended
                                                            ---------------------    ----------------------
                                                                September 30,             September 30,
                                                              2005         2004         2005         2004
                                                            ---------------------    ----------------------
                                                                   (In Thousands, except Per Share Amounts)
      Net income as reported                                  $2,685       $2,392         $899         $831
      Total stock-based compensation cost, net of tax,
                that would have been included in the
                determination of net income if the fair
                value based method had been applied
                to all awards                                     84           99            6           96
                                                            ---------------------    ----------------------

      Pro forma net income                                    $2,601       $2,293         $893         $735
                                                            =====================    ======================

      Basic earnings per share:
                As reported                                    $0.43        $0.38        $0.14        $0.13
                Pro forma                                      $0.41        $0.36        $0.14        $0.12
      Diluted earnings per share:
                As reported                                    $0.42        $0.38        $0.14        $0.13
                Pro forma                                      $0.41        $0.36        $0.14        $0.12

6.    Guarantees

            The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit that are written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The Bank had $1,034,000 in standby letters of credit as of September 30, 2005. Management believes that the proceeds obtained through liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2005 for guarantees under standby letters of credit is not material.

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

            In July 2005, the FASB issued a proposed interpretation of FAS 109, "Accounting for Income Taxes", to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. If adopted as proposed, the interpretation would be effective in the fourth quarter of 2005, and any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in accounting principle. The Company is currently in the process of determining the impact of the adoption of the interpretation as proposed on its financial position or results of operation.

            In December 2004, the FASB issued Staff Position No. FAS 109-1 ("FSP 109-1"), "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004". FSP 109-1 clarifies SFAS No. 109's guidance that applies to the new tax deduction for qualified domestic production activities. The Company has adopted the standard at the beginning of 2005. This standard did not have a material impact to the Company's consolidated financial statements.

            In December 2004, the FASB issued Staff Position 109-2 ("FSP 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004". FSP 109-2 provides that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the new tax law on its plan for applying SFAS No. 109. This standard did not have a material impact to the Company's consolidated financial statements.

            In June 2005, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" ("EITF 05-6"). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The Company is evaluating the impact, if any, of EITF 05-6 on its financial statements.

            In October 2005, the FASB issued FASB Staff Position FAS 13-1 ("FSP FAS 13-1"), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period beginning after December 15, 2005. FSP FAS 13-1 is effective for the Company as of the first fiscal quarter of 2006. Management currently believes that adoption of the provisions of FSP FAS 13-1 will not have a material impact on the Company's financial condition or results of operations.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               September 30, 2005

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

CRITICAL ACCOUNTING POLICIES

      Disclosure of the Company's significant accounting policies is included in
Note 1 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained on pages 14 and 17 of this report for the provision and allowance for loan losses.

OVERVIEW

      Net income for the nine months ended September 30, 2005 and 2004 was $2,685,000 and $2,392,000. The increase of $293,000, or 12.2%, is attributable to the Company's core banking business, where net interest income increased 10.0%, other income increased 14.4% and the provision for loan losses decreased 18.4%. On a basic earnings per share basis, net income for the nine months ended September 30, 2005 was $0.43 as compared with $0.38 for the nine months ended September 30, 2004. Diluted earnings per share for the nine months ended September 30, 2005 was $0.42 per share as compared with $0.38 per share for the same period in 2004. Net income as a percentage of average assets on an annualized basis, also known as return on average assets, increased to 0.95% for the first nine months of 2005 from 0.93% for the first nine months of 2004 as a result of increased net income. Net income as a percentage of total average stockholders' equity on an annualized basis, also known as return on average equity, was 16.40% and 16.12% for the first nine months of 2005 and 2004, respectively. The increase in this ratio is also attributable to the increased level of net income.

      During the first nine months of 2005, the Company's assets grew $33,433,000, or 9.3%, to $392,847,000 as of September 30, 2005 from $359,414,000 as of December 31, 2004. This increase is primarily attributable to strong loan growth, which increased to $271,655,000 as of September 30, 2005 from $240,669,000 as of December 31, 2004, offset by a decline of $6,369,000, or 7.2%, in the investment securities portfolio, the proceeds of which were reinvested to fund loans. Total deposits increased by $9,219,000, or 3.8%, during the first nine months of 2005 to $307,484,000 as of September 30, 2005 from $298,265,000 as of December 31, 2004. This compares to an increase of $4,781,000, or 1.7%, to $284,679,000 at September 30, 2004 from $279,898,000 as of December 31, 2003. The growth in total deposits during the first nine months of 2005 was higher than the growth in deposits during the same period in 2004 as a result of the Bank's continued focus to be competitive in the market by offering competitive interest rates and providing quality customer service. Although there was an increase in deposit growth, it was not sufficient enough to fund the increased loan demand. To cover this shortfall, long-term borrowings were used, which account for the $20,000,000 increase in long-term borrowings to $45,000,000 as of September 30, 2005 from $25,000,000 as of December 31, 2004.

RESULTS OF OPERATIONS

Net Interest Income

      For the three months ended September 30, 2005, total interest income increased by $924,000, or 21.6%, to $5,194,000 as compared with $4,270,000 for the three months ended September 30, 2004. This increase is primarily due to loan growth, which is the Company's highest yielding asset, and three 25-basis point increases in the prime rate, which occurred during the third quarter of 2005.

      Total interest expense increased $740,000, or 58.6%, to $2,003,000 for the three months ended September 30, 2005 from $1,263,000 for the three months ended September 30, 2004. This increase is attributable, in part, to deposit volume growth and the increased costs associated with attracting deposits at a time when short-term interest rates are rising. This increase is also due to the Company's need to borrow, which, with deposit growth, was used to fund loan growth. There is a higher cost associated with borrowings since interest rates to borrow have been higher than interest rates paid on deposits.

      Net interest income increased by $184,000, or 6.1%, to $3,191,000 for the three months ended September 30, 2005 from $3,007,000 for the three months ended September 30, 2004.

      For the nine months ended September 30, 2005, total interest income increased $2,176,000, or 17.5%, to $14,605,000, compared with $12,429,000 for the nine months ended September 30, 2004. This increase is the result of a 9.5% increase in average interest-earning assets, which grew to $350,369,000 for the first nine months of 2005, from $319,903,000 for the first nine months of 2004. The growth in average interest earning assets was attributable to increased loan volume, which was funded from the cash flow generated from the investment securities portfolio, long-term borrowings and deposit growth. Further impacting interest income were six 25-basis point increases in the prime rate during the first nine months of 2005 that resulted in better than anticipated yields on interest earning assets. The yield on average interest earning assets increased to 5.57% for the nine months ended September 30, 2005 from 5.19% for the same period in 2004.

      Total interest expense increased by $1,316,000, or 34.7%, to $5,113,000 for the nine months ended September 30 2005, from $3,797,000 for the nine months ended September 30, 2004. This increase is attributable to the growth in average interest bearing liabilities, which increased to $312,276,000 for the first nine months of 2005 from $284,992,000 for the first nine months of 2004. The need to increase long-term borrowings to complement deposit growth in order to fund loan volume, contributed to the increase in average interest bearing liabilities. However, due of the higher costs associated with long-term borrowings as well as the need to increase interest rates to remain competitive in maintaining and attracting deposits, cost of funds increased to 2.19% for the nine months ended September 30, 2005 from 1.78% for the same period in 2004.

      Net interest income increased by $860,000, or 10.0%, to $9,492,000 for the nine months ended September 30, 2005 from $8,632,000 for the nine months ended September 30, 2004. This increase is attributable to the growth of interest sensitive assets, prime rate increases and ongoing efforts to proactively manage and minimize the impact of increased costs associated with funding sources. In addition, the shift in the composition of the Company's interest sensitive assets, where cash flow from investment securities was reinvested in loans, which are a higher yielding asset, helped to minimize further compression of the net interest rate spread and margin. For the first nine months of 2005, the net interest spread decreased 3 basis points to 3.38% for the first nine months of 2005 from 3.41% for the first nine months in 2004, while the net interest margin increased to 3.62% from 3.60% for the nine-month periods ending September 30, 2005 and 2004. Although interest rates started to rise during 2004 and continued into 2005, the Bank proactively managed the potential compression of its net interest rate spread and margin in consideration of the growth of its interest sensitive assets and liabilities.

Provision for Loan Losses

      The provision for loan losses was $84,000 for the three months ended September 30, 2005 compared with $129,000 for the three months ended September 30, 2004.

      For the nine months ended September 30, 2005, the provision for loan losses was $336,000, a decrease of $76,000, or 18.40%, compared with $412,000 for the nine months ended September 30, 2004. The decrease in the provision is attributable to the consistency in the high quality of the loan portfolio.

      The allowance for loans losses represented 1.12% of total loans at September 30, 2005, compared with 1.18% as of December 31, 2004 and 1.20% as of September 30, 2004. Management performs ongoing assessments of the loan loss reserve in relation to loan portfolio growth, credit exposure to individual borrowers, overall trends in the loan portfolio and other relevant factors. Based upon these factors, management believes that as of September 30, 2005, the reserve is reasonable and sufficient to support the increased loan growth in light of the strong asset quality as supported by the ratios reflected in Table 2 on page 17.

Other Income

      For the three months ended September 30, 2005, other income was $612,000, an increase of $117,000, or 23.6%, compared with other income of $495,000 for the three months ended September 30, 2004. The increase was primarily due to an increase of $146,000 in customer service fee income, which was attributable to the implementation of an overdraft privilege product introduced during the second quarter of 2005 and a $17,000 increase in other miscellaneous income. Other income was negatively impacted by decreases of $31,000 in fee income from mortgage banking activities, $12,000 in less gains from sales of available for sale investment securities since no securities were sold during 2005 as compared with 2004 and $3,000 in less income from the investment in life insurance.

      Other income for the nine months ended September 30, 2005 increased $224,000, or 14.4%, to $1,780,000 from $1,556,000 for the first nine months ended September 30, 2004. This increase was due to a $309,000 increase in customer service fees and a $53,000 increase in other miscellaneous income that occurred from a higher than normal volume of processing merchant credit card transactions earlier in 2005. Offsetting these increases were declines in income as a result of there being $43,000 in less income from mortgage banking activities, $37,000 in less income as a result of there being no sales of available for sale securities during 2005, $13,000 decline in income associated with the investment in life insurance, and a $45,000 decline in income as a result of there being fewer sales of other real estate in 2005 as compared with 2004.

Other Expenses

      Other expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of the Company, increased to $2,559,000 for the third quarter of 2005 from $2,271,000 for the third quarter of 2004. The $288,000, or 12.7%, increase is not only due to the Company's continued growth, but is attributable to increased occupancy and equipment costs associated with the renovation, occupancy and full utilization of a 3-story brick building purchased in 2004 to house administrative, operational and executive offices.

      Salaries and employee benefit expenses, which make up the largest component of other expenses, increased $127,000, or 10.4%, to $1,347,000 for the third quarter of 2005 from $1,220,000 for the third quarter in 2004. The increase is primarily attributable to the increase in normal salary and benefit costs.

      Occupancy expenses increased $60,000, or 32.8%, to $243,000 for the three months ended September 30, 2005 from $183,000 for the three months ended September 30, 2004. The increase is due to the cost associated with the renovation, occupancy and full utilization of a 3-story brick building purchased in 2004 to house administrative, operational and executive offices.

      Equipment expense increased $26,000, or 14.3%, to $208,000 for the three months ended September 30, 2005 from $182,000 for the three months ended September 30, 2004. This increase is the result of additional costs and depreciation associated with equipment purchased to accommodate the Company's growth and its occupancy of the newly renovated 3-story brick building purchased in 2004 to house administrative, operational and executive offices.

      Other operating expenses during the second quarter of 2005 increased $75,000, or 10.9%, to $761,000 from $686,000 during the third quarter of 2004.
The increase is primarily associated with the continued growth of the Company.

      For the nine months ended September 30, 2005, total other expenses increased $820,000, or 12.4%, to $7,448,000 from $6,628,000 for the nine months ended September 30, 2004. The increase is the result of the Company's growth and the additional occupancy and equipment expenses associated with the renovation, occupancy and full utilization of a 3-story brick building purchased in 2004 to house administrative, operational and executive offices.

      Salary expenses and related employee benefits were $3,930,000 for the nine months ended September 30, 2005, an increase of $361,000, or 10.1%, compared with $3,569,000 for the nine months ended September 30, 2004. The increase is attributable to staff additions and increases in normal salary and benefit related expenses.

      Occupancy expenses for the first nine months of 2005 increased to $668,000 from $540,000 for the first nine months of 2004. The increase of $128,000, or 23.7%, is attributable to the costs associated with the renovation, occupancy and full utilization of a 3-story brick building purchased in 2004 to house administrative, operational and executive offices.

      Equipment expenses increased $74,000, or 13.8%, to $611,000 for the first nine months of 2005 from $537,000 for the first nine months of 2004. The increase in this expense category is due to the added depreciation expense from the additions made to equipment to support the growth of the Company and its renovation, occupancy and full utilization of a 3-story brick building purchased in 2004 to house administrative, operational and executive offices.

      Other operating expenses increased $257,000, or 13.0%, to $2,239,000 for the nine months ended September 30, 2005 from $1,982,000 for the nine months ended September 30, 2004. This increase was primarily the result of the Company's growth and increased transactional volume, which impacted certain volume driven expenses.

Income Taxes

      Income tax expense was $261,000 for the three months ended September 30, 2005, an decrease of $10,000, or 3.7%, compared with $271,000 for the three months ended September 30, 2004. The decreased tax expense is due to achieving a higher level of tax-exempt net income in proportion with pre-tax net income.

      For the nine months ended September 30, 2005, the tax provision was $803,000 compared with $756,000 for the nine months ended September 30, 2004. This increase of $47,000, or 6.2%, is the result of achieving a higher level of pre-tax net income with a level amount of tax-exempt income during the first nine months of 2005 as compared with the first nine months of 2004. Income tax expense as a percentage of pretax income was 23.0% for the nine months ended September 30, 2005 as compared with 24.0% for the same period in 2004.

Net Income

      Net income for the three months ended September 30, 2005 was $899,000, an increase of $68,000, or 8.2%, compared with $831,000 for the three months ended September 30, 2004. The increase in net income is the result of increases of $184,000 in net interest income, $117,000 in other income, and decreases of $45,000 in the provision for loan losses and $10,000 in the tax provision, offset by an increase of $288,000. Basic and diluted earnings per share for the three months ended September 30, 2005 were each $0.14 per share as compared with $0.13 per share for the three months ended September 30, 2004.

      Net income for the nine months ended September 30, 2005 was $2,685,000, an increase of $293,000, or 12.2%, compared with $2,392,000 for the nine months ended September 30, 2004. The increase in net income is the result of increases of $860,000 in net interest income, a decrease of $76,000 in the provision for loan losses, and an increase of $224,000 in other income, offset by increases of $820,000 in other expenses and $47,000 in taxes. Factors contributing to the increased level of net income include increased interest income from loan growth and the impact of prime rate increases, as well as the Bank's efforts to manage its cost of funds. Increased other income, derived from increased customer service fees and credit card processing, further enhanced net income. Basic earnings per share for the nine months ended September 30, 2005 were each $0.43 per share compared with $0.38 per share for the nine months ended September 30, 2004, while diluted earnings per share increased to $0.42 per share from $0.38 per share for the same periods in 2005 and 2004.

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

      The securities portfolio at September 30, 2005 was $82,280,000, compared to $88,649,000 at December 31, 2004, a decrease of $6,369,000, or 7.2%. The decline is attributable to repayments of principal, which were used to fund the Company's strong loan growth. Securities available for sale decreased to $81,242,000 at September 30, 2005 from $87,609,000 at December 31, 2004, while securities held to maturity were $1,038,000 at September 30, 2005 as compared with $1,040,000 at December 31, 2004.

      The carrying value of the available for sale portion of the portfolio at September 30, 2005 includes an unrealized loss of ($698,000) (reflected as an accumulated other comprehensive loss of ($461,000) in stockholders' equity, net of a deferred income tax liability of $237,000). This compares with an unrealized gain at December 31, 2004 of $416,000 (reflected as accumulated other comprehensive income of $274,000 in stockholders' equity, net of a deferred income tax liability of $142,000).

Loans

      The loan portfolio comprises the major component of the Company's earning assets and generally is the highest yielding asset category. Gross loans receivable, net of unearned fees and origination costs, increased $30,986,000, or 12.9%, to $271,655,000 at September 30, 2005 from $240,669,000 at December
31, 2004. Gross loans represented 88.3% of total deposits at September 30, 2005 as compared with 80.7% at December 31, 2004, since loan growth has outpaced deposit growth. Loan growth was most significant in commercial lending, where the Bank's general business development program and specific focus on municipal/tax-free lending have led this effort. Outstanding retail loans have grown as well, although to a lesser extent than commercial loans. Residential mortgage lending has remained active. However, the Bank continues to sell the majority of its mortgage loans into the secondary market in order to effectively manage long-term interest rate risk.

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

      The allowance for loan losses at September 30, 2005 and December 31, 2004 was $3,055,000 and $2,838,000, respectively, compared to $2,772,000 at September 30, 2004. Although less of a provision was made to the allowance for the first nine months of 2005 as compared with the same period in 2004, there was an increase in the allowance since the provision exceeded net charge-offs. The allowance increased in consideration of the growth in the loan portfolio and the shift in the loan mix, where there has been continued growth in commercial loans, which generally carry a higher level of credit risk. At September 30, 2005, the allowance for loan losses represented 1.12% of the gross loan portfolio, compared with 1.18% at December 31, 2004. This compares to 1.20% at September 30, 2004. At September 30, 2005, in consideration of the strong asset quality, management believes the allowance for loan loss reserve to be reasonable and adequate to support the loan growth and to address any potential losses.

      Table 1 - "Analysis of Allowance for Loan Loss" - details the activity, which occurred in the allowance over the first nine months of 2005 and 2004.

      Table 1 - Analysis of Allowance for Loan Loss(1)
--------------------------------------------------------------------------------
      (in thousands)
                                                           2005         2004
                                                         --------     --------
      Balance, beginning of year                         $  2,838     $  2,403
      Provision charged to operating  expense                 336          412
      Charge-offs:
        Commercial                                             (8)           0
        Real estate                                           (36)           0
        Consumer                                              (90)         (56)
                                                         --------     --------
        Total charge-offs                                    (134)         (56)

      Recoveries:
        Commercial                                              0            3
        Real estate                                             3            0
        Consumer                                               12           10
                                                         --------     --------
        Total recoveries                                       15           13

      Net (charge-offs)                                      (119)         (43)
                                                         --------     --------

                                                         $  3,055     $  2,772
                                                         ========     ========

      Net (charge-offs) recoveries to average net loans     (0.05)%      (0.02)%

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

      Table 2 - "Asset Quality Ratios" - summarizes pertinent asset quality ratios at September 30, 2005 and December 31, 2004.

      Table 2 -Asset Quality Ratios

      --------------------------------------------------------------------------

                                                           9/30/05      12/31/04
                                                           -------      --------
      Non-accrual loans/Total loans                          0.27%         0.41%

      Non-performing assets (1) /Total loans                 0.46%         0.45%

      Net charge-offs/Average loans                          0.05%         0.03%

      Allowance/Total loans                                  1.12%         1.18%

      Allowance/Non-accrual  loans                         422.54%       287.83%

      Allowance/Non-performing loans (1)                   249.80%       267.48%

         (1) - Includes non-accrual loans.
      --------------------------------------------------------------------------

      At September 30, 2005, the Company had other real estate owned as acquired through foreclosure, in the amount of $20,000, which the same amount outstanding at December 31, 2004. The Company expects to dispose of the remaining properties with minimal or no loss.

      Loan concentrations are considered to exist when the total amount of loans to any one or a multiple number of borrowers engaged in similar activities or having similar characteristics exceeds 10% of loans outstanding in any one category. The majority of the Bank's lending is made within its primary market area, which includes Emmaus and other adjacent communities in Lehigh County, Pennsylvania.

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

         The Company had $7,435,000 and $7,224,000 in BOLI as of September 30, 2005 and December 31, 2004. Although the BOLI is an asset that may be liquidated, it is the Company's intention to hold this pool of insurance because it provides tax-exempt income that lowers the Company's tax liability, while enhancing its overall capital position.

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

      During 2004 Berkshire Bank announced a 5-for-4 stock split, effected in the form of a 25% stock dividend, payable July 22, 2004, which resulted in the Company receiving an additional 38,355 shares. On September 1, 2004, Berkshire Bank commenced a three-phase common stock offering effective through March 31, 2005. In order to maintain its level of investment in Berkshire Bank, the Company purchased an additional 57,119 shares. On July 21, 2005, Berkshire Bank announced the payment of a 5-for-4 stock split, effected in the form of a 25% stock dividend, payable August 19, 2005, which resulted in an additional 62,224 shares. As of September 30, 2005, the Company's total investment in Berkshire Bank was $2,147,000, represented by 311,121 shares, resulting in a 19.9% aggregate ownership in consideration of the combined ownership of the Company, its directors and its officers.

Deposits

      Deposits are the major source of the Company's funds for lending and investment purposes. Total deposits at September 30, 2005 were $307,484,000, an increase of $9,219,000, or 3.1%, from total deposits of $298,265,000 at December 31, 2004. The increase in deposits is due to increases of $23,999,000 in time deposits and $1,580,000 in savings accounts, offset by declines of $15,161,000 in interest bearing demand deposit accounts and $1,199,000 in non-interest bearing demand deposit accounts. In addition to the growth, there was a shift between deposit categories, where customers invested more funds in longer-term deposits as rates on time deposits have been increasing due to competitive pressures. This trend impacted the cost of deposits, which increased to 1.88% as of September 30, 2005 from 1.57% as of December 31, 2004 and 1.49% as of September 30, 2004.

Securities Sold under Agreements to Repurchase

      Securities sold under agreements to repurchase increased $1,017,000, or 43.3%, to $3,366,000 at September 30, 2005 from $2,349,000 at December 31, 2004 due to an increase in the interest rate paid on this product, which attracted additional investors. Securities sold under agreements to repurchase generally mature in one business day and roll over under a continuing contract.

Short-Term Borrowings

      Short-term borrowings in the form of overnight federal funds purchased were $4,950,000 as of September 30, 2005 as compared with $3,000,000 at December 31, 2004. The Bank has a $5,000,000 federal funds line of credit with its main correspondent bank, Atlantic Central Bankers Bank, Camp Hill, Pennsylvania ("ACBB") as well as a short-term/overnight line of credit of $35 million with the Federal Home Loan Bank of Pittsburgh ("FHLB"), which is part of its overall maximum borrowing capacity of $174,883,000.

Long-Term Debt and Borrowing Capacity

      There were $45 million outstanding in fixed rate term loans with the FHLB at September 30, 2005, an increase of $20 million as compared with the $25 million that was outstanding at December 31, 2004. The $45 million borrowing is comprised of the following fixed rate borrowings (in thousands):

                  Maturity               Amount         Rate
              -----------------         --------      --------
              November 28, 2005           $5,000          2.22%
              February 6, 2006             5,000          3.55%
              May 5, 2006                  5,000          3.64%
              November 28, 2006            6,000          2.80%
              May 7, 2007                  5,000          3.89%
              November 28, 2007            7,000          3.43%
              May 5, 2008                  5,000          4.03%
              November 28, 2008            7,000          3.78%
                                        --------      --------

                  Total                  $45,000          3.42% weighted average
                                        ========      ========

      Because loan growth outpaced deposit growth during the first nine months of 2005, short-term overnight borrowings were initially used as an alternate source of funding the strong loan demand. However, as the amount of short-term overnight borrowings increased, short-term interest rates were rising as well. In the early part of May 2005, management decided to shift $20 million from short-term overnight borrowings into four term loans with laddered maturities ranging from 9 months to 36 months, which are included in the above table. The purpose for this transaction was to proactively manage the potential interest rate risk associated with borrowing $20 million on an overnight basis at a time when short-term rates were rising. This strategy allowed the Bank to control its borrowing costs by locking into fixed rates, which, over time, would help to minimize the impact that future short-term interest rate increase could have on its net interest spread and margin.

      The Bank has a total maximum borrowing capacity for both short and long-term borrowings of approximately $174,883,000 with the FHLB, out of which $45 million represents fixed rate term loans that were outstanding at September 30, 2005, and resulted in an unused borrowing capacity of $132,883,000.

Mandatory Redeemable Capital and Junior Subordinated Debentures

      As of September 30, 2005, the Company had $8,248,000 outstanding in junior subordinated debentures, which were issued on July 31, 2003 to investors as capital trust pass-through securities by East Penn Statutory Trust I ("Trust"), a Connecticut statutory business trust and wholly owned subsidiary of the Company. The securities have a fixed rate of 6.80% through September 17, 2008. The capital securities are redeemable by the Company on or after September 17, 2008, at par, or earlier, if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on September 17, 2033. Proceeds totaling $4.3 million were contributed to the capital at the Bank. The Company chose to utilize the multi-issuer trust preferred alternative, which proved to be a less expensive and more flexible resource of regulatory capital.

Asset/Liability Management

      Interest rate risk is the risk to interest income that is attributed to the repricing characteristics of interest sensitive assets and liabilities. An interest sensitive asset or liability is one that experiences changes in cash flows as a direct result of changes in market interest rates. The management of interest rate risk involves analyzing the maturity and repricing of interest sensitive assets and liabilities at specific points in time. The imbalance between interest sensitive assets and liabilities is commonly referred to as the interest rate gap. The interest rate gap is one way of assessing the risk inherent in the existing balance sheet as it relates to potential changes in net interest income.

      The Company manages its balance sheet with the intent of maximizing net interest income, while maintaining an acceptable level of risk to minimize the impact that changing interest rates may have on its net income and changes in the economic value of its equity. The overall interest rate risk position and strategies for the management of interest rate risk are reviewed by senior management and the Asset/ Liability Committee ("ALCO") of the Board of Directors on an ongoing basis. The Company utilizes a variety of methodologies and resources to measure its interest rate risk. It also has the ability to effect strategies to manage interest rate risk, which include, but are not limited to, selling newly originated residential mortgage loans, controlling the volume mix of fixed/variable rate commercial loans and securities, increasing/ decreasing deposits via interest rate changes, borrowing from the FHLB, and buying/selling securities. Adjustments to the mix of interest sensitive assets and liabilities are made periodically in an effort to give the Company dependable and steady growth in net interest income, while at the same time, managing the related risks.

Liquidity

      Liquidity represents the Company's ability to efficiently manage cash flows at reasonable rates to fund growth of earning assets, to meet the cash needs of its customers, who may want to borrow or withdraw funds, and to meet operating requirements. Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth and normal operating expenditures. The Company derives its liquidity on a continuous basis from scheduled and unscheduled principal and interest payments from outstanding loans and investment securities and through the availability of deposits and borrowings.

      Liquidity from asset categories is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which were $13,019,000 at September 30, 2005, compared to $8,782,000 at December 31, 2004.
Additional asset liquidity sources include principal and interest payments from securities in the Company's investment portfolio and cash flow from its amortizing loan portfolio. Longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. At September 30, 2005, there was $65,731,000 in liquid securities as compared with $72,232,000 at December 31, 2004. Liquid securities decreased by $6,501,000 since year-end as a result of reinvesting the cash flow generated from the investment securities portfolio into loans.

      Liability liquidity sources include attracting deposits at competitive rates. Deposits at September 30, 2005 were $307,484,000, compared to $298,265,000 at December 31, 2004. In addition, the Bank has lines of credit with its main correspondent bank, ACBB, and with the FHLB, which are reliable sources for short and long-term funds.

      The Company's financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk. Off-balance sheet arrangements are discussed in detail below.

      Management is of the opinion that its liquidity position, at September 30, 2005, is adequate to respond to fluctuations "on" and "off" the balance sheet. In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in the Company's inability to meet anticipated or unexpected liquidity needs.

Off-Balance Sheet Arrangements

      The Company's financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made in accordance with the same standards as on-balance sheet instruments. Unused commitments at September 30, 2005 were $98,193,000, which consisted of $69,394,000 in unfunded commitments to existing loans, $15,670,000 to grant new loans, $12,095,000 in unused lines for overdraft privilege and $1,034,000 in letters of credit. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not present a liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital

      The following Table 3 presents the risk-based and leverage capital amounts and ratios at September 30, 2005 for the Company and the Bank.

                                                                                                           To be Well
                                                                                                        Capitalized under
                                                                           For Capital Adequacy         Prompt Corrective
                                                       Actual                    Purposes               Action Provisions
                                               ----------------------    ------------------------    ------------------------
                                                 Amount      Ratio         Amount        Ratio         Amount        Ratio
                                               ----------  ----------    ----------    ----------    ----------    ----------
                                                                          (Dollars in Thousands)
As of September 30, 2005:
    Total capital (to risk-weighted
        assets):
        Company                                  $33,951      11.6   %    =/>$23,415      =/>8.0   %       N/A         N/A    %
        Bank                                      31,399      10.8         =/>23,191      =/>8.0       =/>$28,989   =/>10.0
    Tier 1 capital (to risk-weighted assets):

        Company                                   30,528      10.4         =/>11,707      =/>4.0           N/A          N/A
        Bank                                      28,344       9.8         =/>11,596      =/>4.0       =/> 17,393   =/> 6.0
    Tier 1 capital (to average assets):
        Company                                   30,528       7.8         =/>15,688      =/>4.0           N/A          N/A
        Bank                                      28,344       7.3         =/>15,577      =/>4.0       =/> 19,471   =/> 5.0

      These capital ratios continue to remain at levels, which are considered to be "well-capitalized" as defined by regulatory guidelines.

      Banking laws and regulations limit the amount of cash dividends that may be paid without prior approval from the Company's regulatory agencies. In abidance with such requirements, on January 21, 2005, the Board of Directors authorized and declared a semi-annual cash dividend for 2005 in the amount of $0.09 per share, payable on February 28, 2005 to all shareholders of record as of February 4, 2005. The payment of this semi-annual cash dividend decreased retained earnings by $567,000. In addition, on July 21, 2005, the Board authorized and declared a cash dividend for the second half of 2005 for $0.10 per share, payable on August 31, 2005 to all shareholders of record as of August 10, 2005. The payment of the second part of the semi-annual cash dividend decreased retained earnings by $631,000.

      Restrictions under the Pennsylvania Banking Code of 1965 are placed on the size of a Bank's investment in fixed assets as a percentage of equity. Presently, the Bank exceeds the allowable limit of 25% of equity, as defined by the Pennsylvania Department of Banking. The Bank's fixed assets as a percentage of equity increased to 38.94% at September 30, 2005, as compared with 36.63% at September 30, 2004. This increase is due to the increase in fixed assets primarily associated with the Bank's newly renovated and occupied office space. Generally, the Bank contacts the Department of Banking to obtain the Department's approval before acquiring a fixed asset that is of a material dollar amount. On an ongoing basis, compliance with this section of the Banking Code is expected to occur through normal depreciation adjustments and retention of earnings.

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

ITEM 4.

Controls and Procedures

      (a)   Evaluation of disclosure controls and procedures

            As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic filings.

      (b)   Changes in internal control over financial reporting

            The Company made no significant changes in its internal control over financial reporting or in other factors that could significantly affect these controls during the quarter ended September 30, 2005, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

            11 Statement re: Computation of per share earnings is incorporated by reference herein to Note 3 on page 8 of this Form 10-Q.

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

                               Date: November 8, 2005


                               By:  /s/ Theresa M. Wasko
                                   ----------------------------------------
                                   Theresa M. Wasko
                                   Treasurer and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                               Date: November 8, 2005

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

11 Statement re: Computation of per share earnings is incorporated by reference herein to Note 3 on page 8 of this Form 10-Q.

31.1  Certification of Chief Executive Officer pursuant to Rule
      13a-15(e)/15d-15(e).

31.2  Certification of Chief Financial Officer pursuant to Rule
      13a-15(e)/15d-15(e).

32.1 Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.