Form 10-K
period 2005-12-31
EAST PENN FINANCIAL CORP
filed 2006-03-31
CIK 1220483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

     (X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2005

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

          731 Chestnut Street, P.O. Box 869,Emmaus, Pennsylvania 18049
          ------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                    Registrant's Telephone Number: 610-965-5959


Securities Registered Pursuant to Section 12(b) of the Act:   None

Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock ($0.625 par value)
                         -------------------------------
                                (Title of class)

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [_] NO [X]

     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [_] NO [X]

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

    Large Accelerated Filer[_] Accelerated Filer[_] Non-Accelerated Filer [X]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES[_] NO [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter.

                        $40,138,000 as of June 30, 2005.


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

6,304,262 shares of common stock, $0.625 par value per share, were outstanding as of March 10, 2006.


                       DOCUMENTS INCORPORATED BY REFERENCE

Part II incorporates certain information by reference from the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2005 (the "Annual Report"). Part III incorporates certain information by reference from the Registrant's Proxy Statement for the 2006 Annual Meeting of Shareholders.

                         EAST PENN FINANCIAL CORPORATION
                                      INDEX
                           ANNUAL REPORT ON FORM 10-K

                                                                            Page
Part  I.
   Item  1 -  Business.......................................................  4

   Item 1A -  Risk Factors................................................... 11

   Item 1B -  Unresolved Staff Comments...................................... 13

   Item  2 -  Properties..................................................... 14

   Item  3 -  Legal Proceedings.............................................. 15

   Item  4 -  Submission of Matters to a Vote of Security Holders............ 16

PART II.
   Item  5 -  Market for Registrant's Common Equity, Related
              Stockholder Matters and Issuer Purchases of
              Equity Securities.............................................. 16

   Item  6 -  Selected Financial Data........................................ 17

   Item  7 -  Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................ 18

   Item 7A -  Quantitative and Qualitative Disclosures About Market Risk..... 18

   Item  8 -  Financial Statements and Supplementary Data.................... 18

   Item  9 -  Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure............................ 18

   Item 9A -  Controls and Procedures........................................ 18

   Item 9B -  Other Information.............................................. 19

PART III.
   Item 10 -  Directors and Executive Officers of the Registrant............. 19

   Item 11 -  Executive Compensation......................................... 19

   Item 12 -  Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters................. 19

   Item 13 -  Certain Relationships and Related Transactions................. 19

   Item 14 -  Principal Accountant Fees and Services......................... 19

PART IV.
   Item 15 -  Exhibits and Financial Statement Schedules..................... 19

Signatures................................................................... 22

Exhibit Index................................................................ 24

                                                          PART I

ITEM 1.  BUSINESS
-------  --------

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

     Because of the possibility of change in the underlying assumptions, actual results could differ materially from these forward-looking statements. Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, the following, as well as those discussed elsewhere herein:

     -    operating, legal, and regulatory risks,
     - economic, political, and competitive forces affecting the Company's services, and
     - the risk that management's analyses of these risks could be incorrect and/or that the strategies developed to address them could be unsuccessful.

     The Company cautions that the foregoing list of factors is not exclusive. The Company's forward-looking statements are relevant only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

History
-------

     The Company is a Pennsylvania business corporation, which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). The Company was incorporated on January 27, 2003 for the purpose of forming a one-bank holding company. On July 1, 2003, the Company completed the reorganization and merger of East Penn Bank (the "Bank") into the holding company form of ownership. In the reorganization, the Bank became a wholly owned banking subsidiary of the Company. The Company's profitability is dependent on the financial results of its primary operating subsidiary, which is the Bank. In the future, the Company may decide to acquire or establish additional subsidiaries, including other banks. The Company's headquarters and principal place of business is located at 731 Chestnut Street, P.O. Box 869, Emmaus, Lehigh County, Pennsylvania 18049.

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

     East Penn Home Settlements, LLC is a Pennsylvania limited liability company. The Bank and Mortgage Company each have a 20% interest in the limited liability company, which represents an aggregate investment of $3,000. This investment is a joint venture title insurance agency with Home Settlement Services located in Macungie and Allentown, Pennsylvania. The Bank and the Mortgage Company entered into this arrangement on

November 15, 1999. Income generated from this investment was $24,950 for 2005 and $14,500 for 2004, and is included in other income.

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

     The Bank's principal business consists of attracting deposits from the general public through its banking offices and using these deposits to originate loans. The Bank engages in a full service retail and commercial banking business, which includes providing the following services:

     o    accepting time and demand deposits,

     o providing personal and business checking accounts at competitive rates, and

     o making secured and unsecured commercial, real estate, mortgage and retail loans and credit cards.

     The Bank derives its income principally from interest charged on loans and to a lesser degree, from interest and dividends earned on investments. In addition, the Bank is increasingly deriving income from other non-interest sources such as mortgage banking services, customer service fees, bank owned life insurance and, from time to time, gains on the sale of available for sale securities. The Bank's principal expenses are interest expense on deposits, borrowings and securities sold under repurchase agreements. Funds for activities are provided principally by deposits, advances from correspondent banks, securities sold under agreements to repurchase and amortization and prepayments of outstanding loans and investment securities.

     The Bank's primary service area is known as the Lehigh Valley, and is located in the counties of Lehigh, Northampton and Northeastern Berks in eastern Pennsylvania. The Lehigh Valley is a vibrant, growing region strategically located near the center of the northeastern corridor of New York, Philadelphia and Washington, D.C. The Lehigh Valley local economy generally mirrors the national economy like many other communities in the nation. Over the past 10 years, the Lehigh Valley has experienced a change in the types of businesses that have traditionally resided in the region. Historically, the area was dominated by large manufacturers, whereas now, there are more service-based companies, and this trend is expected to continue. According to statistics, population trends are positive in both size and age demographics, with municipal population in the Bank's service area expected to grow 22.6% from 2000 to 2030, with most of the growth centered in suburban areas where there are substantial tracts of land readily available for future development.

     Within the Bank's defined service area, the banking business is highly competitive. The Bank is the only financial institution headquartered in Emmaus, Pennsylvania, where five other financial institutions have branches. Additionally, the Bank competes with regionally based commercial banks, which generally have greater assets, capital and lending limits, as well as other types of financial institutions, including savings banks, credit unions, finance companies, insurance companies and brokerage firms that have expanded their product offerings to include traditional bank products and services. Deposit deregulation has intensified the competition for deposits among banks in recent years. Further, eastern Pennsylvania has experienced increased bank merger and acquisition activity in recent years. The Bank believes that as a result of the shift in business entities, population growth and the trend in bank mergers and acquisitions within its geographic area, the need for a strong community banking presence continues to exist in its primary service area. The Bank's business development strategy has been focused on competing with larger banks, other community banks, thrift institutions and credit unions, by providing comparable retail and commercial banking products and services, coupled with exceptional customer service, with an orientation towards relationship banking and the development of customer loyalty. Rather than expanding into new areas of financial services, the Bank has focused on further developing its personnel, resources and capabilities in providing traditional banking products and services.

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

     The Bank's focus for the future is to continue to focus on its community activities and to further penetrate the market within its geographic footprint. The Bank's commitment to remain an independent community bank with local management and local decision-making, is a beneficial attribute that has proven to attract new business, while satisfying existing customers.

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

     The following discussion concerns provisions of State and Federal laws and certain regulations, and the potential impact of these provisions and regulations on the Company and its subsidiaries.

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

E.   CRA
     The CRA rules emphasize performance over process and documentation. Under the rules utilizing the Intermediate Small Institution Examination Procedures adopted by the Board of Governors as of September 1, 2005, compliance is determined by utilizing a two-part test whereby examiners evaluate a bank's performance in lending and community development, where the greatest weight is placed on the lending aspect of the test. The lending test includes an analysis of:

     o    The loan-to-deposit ratio;
     o The volume of loans extended inside and outside of the Bank's assessment areas;
     o The geographic distribution of loans in the assessment areas, including lending in low- and moderate-income census tracts; and
     o The extent of lending to borrowers of different incomes, including low- and moderate-income borrowers, and businesses of different sizes, including small businesses.

     The community development part of the test includes an analysis of the following factors:

     o    The number and amount of community development loans;
     o    The number and amount of qualified investments;
     o    The extent to which the Bank provides community development services;
          and
     o The Bank's responsiveness to the community development needs of its assessment areas through community development loans, qualified investments and community development services.

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

FDICIA
------
Capital Categories
------------------

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provides that financial institutions must be classified in one of five defined categories, namely, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized based on their various capital ratios as set forth below.

                                    Total    Tier I              Under a
                                    Risk     Risk-    Tier I     Capital
                                    Based    Based    Leverage   Order or
                                    Ratio    Ratio    Ratio      Directive
                                    -----    -----    -----      ---------

CAPITAL CATEGORY
Well capitalized                    >=10.0   >= 6.0   >= 5.0        No
Adequately capitalized              >= 8.0   >= 4.0   >= 4.0*
Undercapitalized                    <  8.0   <  4.0   <  4.0*
Significantly undercapitalized      <  6.0   <  3.0   <  3.0
Critically undercapitalized         <= 2.0
         *3.0 for those banks having the highest available regulatory rating.

Prompt Corrective Action
------------------------

     In the event a company's capital deteriorates to the undercapitalized category or below, the FDICIA prescribes an increasing amount of regulatory intervention. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver. For well capitalized companies, FDICIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receive a less than satisfactory examination report rating for asset quality, management, earnings or liquidity. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. As of December 31, 2005, the Company is considered to be well capitalized as defined by these capital rules.

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

     Sarbanes-Oxley Act of 2002. In July 2002, the Sarbanes-Oxley Act of 2002 was enacted (the "SOA"). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosure pursuant to the securities laws.

     The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). The impact of SOA is expected to be minimal if all provisions are implemented for companies with our market capitalization.

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

     o    Investment Portfolio.

     o    Loan Maturity and Interest Rate Sensitivity.

     o    Loan Portfolio.

     o    Allocation of Allowance for Loan Losses.

     o    Deposits.

     o    Short-Term Borrowings.

Employees
---------

     As of February 28, 2006, the Company employed 121 full-time employees and 24 part-time employees. The Company enjoys a good relationship with its employees, who are not represented by a collective bargaining agreement.

AVAILABLE INFORMATION
---------------------

         Upon a shareholder's written request, a copy of the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as required to be filed with the SEC pursuant to Exchange Act Rule 13a-1, may be obtained, without charge, on the Company's website: www.eastpennbank.com, or by contacting Theresa M. Wasko, Treasurer and Chief Financial Officer, East Penn Financial Corporation, 731 Chestnut Street, P.O. Box 869, Emmaus, PA 18049 or via e-mail: twasko@eastpennbank.com.

ITEM 1A. RISK FACTORS
-------- ------------

     An investment in the Company's common stock is subject to risks inherent to the Company's business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider the risks and uncertainties summarized below together with all of the other information included or incorporated by reference herein this report. While management takes a proactive approach to manage risk, other additional risks and uncertainties that management is not aware of or that it may deem to be immaterial may also impair the Company's business operations. This report is qualified in its entirety by these risk factors.

     If any of the following risks actually occur, the Company's consolidated financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company's common stock could be negatively impacted and have an adverse effect on an investor's holdings.

Changes in Interest Rates May Have an Adverse Effect on Profitability
---------------------------------------------------------------------

     The Company's earnings and cash flows, like most financial institutions, are significantly dependent on its net interest income. Net interest income is the difference between interest income earned on interest earning assets, such as loans and investment securities, and interest expense paid on interest bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company's control, including general economic conditions, competition and policies of various governmental and regulatory agencies, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on its loans and investment securities and pays on its deposits and borrowings, but could also affect (i) the Company's ability to originate loans and obtain deposits, (ii) the fair or economic value of the Company's financial assets and liabilities, and (iii) the average duration of the Company's mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster pace than the interest rates received on loans and investment securities, the

Company's net interest income, and therefore its earnings, could be adversely affected. Earnings could also be adversely impacted if interest rates received on loans and investment securities fall more quickly than the interest rates paid on deposits and other borrowings.

     Although management believes it has implemented effective asset and liability management strategies to mitigate the potential effects that interest rate changes may have on the Company's results of operations, any substantial, unexpected, or prolonged change in market interest rates could have a materially adverse impact on the Company's financial condition and results of operations.

The Company is Subject to Lending Risk
--------------------------------------

     There are inherent risks associated with the Company's lending activities. These risks include, among other things, the impact of changes in interest rates and changes in economic conditions in the markets where the Company operates as well as those across the Commonwealth of Pennsylvania and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or could negatively affect the value of the collateral securing those loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties assessed against the Company.

The Company's Allowance for Possible Loan Losses May Be Insufficient
--------------------------------------------------------------------

     The Company maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management's best estimate of probable losses within the existing loan portfolio. In management's judgment, the allowance is necessary to reserve for estimated losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses that may be inherent within the current loan portfolio. The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Although the Company believes it has in place underwriting standards to manage normal lending risks, changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside the Company's control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies review the Company's allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different from those of management. In addition, if charge-offs in future periods exceed the allowance for possible loan losses, the Company will need to initiate additional provisions to increase the allowance. Any increases in the allowance for possible loan losses will result in a decrease to net income and possibly capital, and may have a materially adverse effect on the Company's financial condition and results of operations.

The Company is Subject to Environmental Liability Risk Associated with Lending
------------------------------------------------------------------------------
Activities
----------

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

The Company Operates in a Highly Competitive Market
---------------------------------------------------

     The financial services industry is extremely competitive and could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. The Company faces substantial competition within its service area where such competitors not only include larger banks and bank holding companies, but also savings banks, savings and loan associations, credit unions, money market and other mutual funds, mortgage companies, leasing companies, insurance companies, finance companies and other financial service companies. Such competitors offer products and services similar to those offered by the Company, on competitive terms. Many competitors have substantially greater resources than the Company, or they operate under less stringent regulatory environments. The differences in resources and regulations may make it harder for the Company to compete profitably. In addition there is always a risk that aggressive competition could result in the Company controlling a smaller share of the market. A decline in market share could lead to a decline in net income which could potentially have a negative impact on stockholder value.

The Company's Ability to Pay Dividends Depends Primarily on Dividends from it
-----------------------------------------------------------------------------
Banking Subsidiary
------------------

     The Company is a bank holding company and its operations are conducted by its subsidiary. Its ability to pay dividends depends on its receipt of dividends from its subsidiary. Dividend payments from its banking subsidiary are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of its subsidiary to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that its subsidiary will be able to pay dividends in the future or that the Company will generate adequate cash flow to pay dividends in the future. The Company's failure to pay dividends on its common stock could have a materially adverse effect on the market price of its common stock.

The Company's Stock Price and Trading Volume Can Be Volatile
------------------------------------------------------------

     The trading volume of the Company's common stock, which is listed on the Nasdaq Capital Market, is less than that of other larger and older financial service companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company's common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company's common stock, significant sales of the Company's common stock, or the expectation of these sales, could cause the Company's stock price to fall. General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause a change in the Company's stock price, regardless of its operating results.

Extensive Regulation and Supervision
------------------------------------

     The Company is subject to extensive federal and state regulation and supervision. These regulations affect almost every aspect of the Company's existence. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products its may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a materially adverse effect on the Company's business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

ITEM 1B. UNRESOLVED STAFF COMMENTS
-------- -------------------------

     None.

ITEM 2.  PROPERTIES
-------  ----------

     The Company's headquarters and principal place of business is located at 731 Chestnut Street, P.O. Box 869, Emmaus, and Lehigh County, Pennsylvania, 18049. The Company does not directly own or lease any properties in its own name, but rather, in the name of the Bank. The Bank owns the main office building clear of any lien. The main office, which is in good condition, was constructed in 1993, and is a brick construction consisting of approximately 9,100 square feet of retail operation and executive office space.

     In addition to the main office, the Bank owns or leases eight branch locations, two administrative office structures, a building to house the retention of records and four parking lots as follows:


      Location  Address                 Description & Square Footage                    Purpose
-----------------------------       ------------------------------------        ---------------------------
6890 Hamilton Boulevard             Bank owned-brick construction;              Utilized as a branch
Trexlertown,  Pennsylvania          Comprised of 4,500 square feet;             and occupied by East
Lehigh County                       Opened November 1996;                       Penn Mortgage Co.
                                    Property mortgage:  none

201 West Main Street                Bank owned-brick construction;              Utilized as a branch
Macungie, Pennsylvania              Land leased; Comprised of 2,500
Lehigh County                       square feet; Opened October 1997;
                                    2005 land lease expense:  $50,246;
                                    Property mortgage:  none

951 State Street                    Premises leased by Bank;                    Utilized as a branch
Mertztown, Pennsylvania             Comprised of 1,700 square feet;
Berks County                        Opened November, 1998;
                                    2005 rent expense:  $19,980

1251 S.  Cedar Crest Blvd.          Premises leased by Bank;                    Utilized as a branch
Allentown, Pennsylvania             Comprised of 2,300 square feet;
Lehigh County                       Opened January 1999;
                                    2005 rent expense:  $48,575

861 North Route 100                 Bank owned-brick construction;              Utilized as a branch
Fogelsville, Pennsylvania           Comprised of 2,149 square feet;
Lehigh County                       Opened November 1999;
                                    Property mortgage:  none

500 Macungie Avenue                 Premises leased by Bank is                  Utilized as a branch
Emmaus, Pennsylvania                located within Emmaus High
Lehigh County                       School, which is brick construction;
                                    Space is comprised of 900 square feet;
                                    Opened November 1999;
                                    2005 rent expense:  none

18 S. Seventh Street                Bank owned-wood construction;               Administrative offices
Emmaus, Pennsylvania                Comprised of 4,800 square feet;
Lehigh County                       Opened September 1998;
                                    Property mortgage:  none

22 South Second Street              Bank owned three-story brick                Administrative offices
Emmaus, Pennsylvania                construction;                               and operations center
Lehigh County                       Comprised of 20,000 square feet;
                                    Opened October 2004;
                                    Property mortgage:  none


      Location  Address                 Description & Square Footage                    Purpose
-----------------------------       ------------------------------------        ---------------------------
28 South Second Street              Bank-owned one-story aluminum-              To be utilized for record
Emmaus, Pennsylvania                sided frame building;                       retention
Lehigh County                       Comprised of 1,200 square feet;
                                    Property acquired February 2005;
                                    Property mortgage: none

222 Main Street                     Property leased by Bank;                    Utilized as a parking lot
Emmaus, Pennsylvania                Comprised of 4,400 square feet;             for up to 12 motor vehicles
Lehigh County                       Placed in service November 2004;
                                    2005 rent expense:  $2,400

218 Main Street                     Property leased by Bank;                    Utilized as a parking lot
Emmaus, Pennsylvania                Comprised of 4,392 square feet;             for up to 12 motor vehicles
Lehigh County                       Placed in service November 2004;
                                    2005 rent expense:  $2,400

Rear of 226 and                     Property leased by Bank;                    Utilized as a parking lot
232 Main Street                     Comprised of 10,000 square feet;            for up to 30 motor vehicles
Emmaus, Pennsylvania                Placed in service November 2004;
Lehigh County                       2005 rent expense:  $6,252

8 South Second                      Property leased by Bank;                    Utilized as a parking lot
Emmaus, Pennsylvania                Comprised of 1,500 square feet;             for up to 10 motor vehicles
Lehigh County                       Placed in service November 2004;
                                    2005 rent expense:  $2,640

4510 Bath Pike                      Property leased by Bank;                    1st floor utilized as a branch;
Bethlehem, PA                       Comprised of 3,458 square feet              2nd floor utilized as a loan
Lehigh County                       for the first floor and 1,900 square        production office
                                    feet for the second floor;
                                    Placed in service: November 2005;
                                    2005 rent expense: $32,025

502 State Road                      Bank-owned property acquired                To be utilized as a branch
Emmaus, Pennsylvania                August 2005;
Lehigh County                       23,593 square feet of land is being
                                    developed to build a one-story, 2,800
                                    square foot brick constructed
                                    building expectedto cost $790,000;
                                    Expected branch opening May 2006;
                                    Property mortgage: none

     Management believes that these buildings and properties are in good condition and are adequate for the Company's current purposes.

     The Bank has signed an agreement to purchase property located at 2985 MacArthur Road, Whitehall, Pennsylvania to build a branch office. The total cost of this purchase will be $950,000. The property development and the construction of the branch facility are not expected to be completed until 2007.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
-------  ----------------------------------------------------------------------
         ISSUER PURCHASES OF EQUITY SECURITIES
         -------------------------------------

     The Company's common stock trades on the NASDAQ Capital Market under the symbol "EPEN".

     The information provided below reflects the actual high, low and closing prices and the status of dividends declared for each share of the Company's common stock for each quarter of 2005 and 2004. The prices do not include retail mark-ups or markdowns or any commissions to broker-dealers.

                                              Stock Price Range
                                            ----------------------       Closing
                                              High           Low          Price
                                            --------      --------      --------
2005
----
First Quarter                               $   9.11      $   8.42      $   8.87
Second Quarter                                  9.25          8.55          8.55
Third Quarter                                   9.10          8.50          8.84
Fourth Quarter                                  9.25          8.50          9.15

2004
----
First Quarter                               $   9.50      $   8.00      $   9.25
Second Quarter                                 10.35          8.30          8.97
Third Quarter                                   8.95          7.90          8.35
Fourth Quarter                                  9.13          8.17          8.75

     During 2005, the Company declared a semi-annual cash dividend for the second consecutive year. The first of the two cash dividends was in the amount of $0.09 per share, payable February 28, 2005 to all shareholders of record as of February 4, 2005. The second cash dividend paid during 2005 was in the amount of $0.10 per share payable August 31, 2005 to all shareholders of record as of August 10, 2005. The aggregate dividends paid in 2005 were $1,198,000. The Company initiated the payment of a semi-annual cash dividend in 2004. The first of the two cash dividends was in the amount of $0.08 per share and was paid on February 28, 2004 to all shareholders of record as of January 31, 2004. The second cash dividend paid during 2004 was in the amount of $0.08 per share payable August 31, 2004 to all shareholders of record as of August 4, 2004. The aggregate dividends paid in 2004 were $1,008,000.

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

     The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings, which were $11,085,000 at December 31, 2005. Cash dividends must be approved by the FRB if the total of all cash dividends declared by the Company in any calendar year, including the proposed cash dividend, exceeds the total of the Company's net profits for that year plus its retained net profits from the preceding two years less any required transfers to surplus or to a fund for the retirement of preferred stock, if any. The FDIA generally prohibits all payment of dividends by any bank, which is in default of any assessment of the FDIC. As of December 31, 2005, the Company was not in default of any FDIC assessments.

     As of December 31, 2005, there were approximately 2,750 shareholders of record of the Company's common stock.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

     The information required to be set forth hereunder is incorporated by reference to page 9 of East Penn Financial Corporation's Proxy Statement.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

     The following selected financial data should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes presented elsewhere herein.

                                                                 December  31
(IN THOUSANDS, EXCEPT SHARE DATA)          2005         2004          2003          2002          2001
                                       ------------------------------------------------------------------
Balance Sheet Data:

Total assets                           $  404,229    $  359,414    $  337,939    $  272,077    $  233,329

Securities available for sale              74,175        87,609       104,034        61,439        47,300

Securities held to maturity, at cost        1,038         1,040         1,051         1,808         1,861

Mortgages held for sale                     1,077         1,146           956         3,363         2,349

Loans receivable                          293,387       240,669       207,016       176,987       153,765

Allowance for loan losses                   3,072         2,838         2,403         2,167         1,843

Premises and equipment, net                 9,320         7,510         6,181         6,033         5,520
Investment in restricted stock              3,115         2,986         2,096           882         1,373

Non-interest bearing deposits              44,257        42,029        36,961        32,607        26,700

Interest bearing deposits                 280,049       256,236       242,937       211,033       179,936
                                       ----------    ----------    ----------    ----------    ----------
Total deposits                            324,306       298,265       279,898       243,640       206,636

Stockholders' equity                       22,841        21,667        19,543        19,664        16,575

Common shares outstanding               6,304,262     6,300,560     6,299,160     6,602,552     6,602,552

Book value per share                   $     3.62    $     3.44    $     3.10    $     2.98    $     2.51

Statement of Income Data:

Total interest income                  $   20,026    $   16,848    $   14,897    $   14,652    $   14,963

Total interest expense                      7,255         5,115         4,685         5,378         7,253
                                       ----------    ----------    ----------    ----------    ----------
Net interest income                        12,771        11,733        10,212         9,274         7,710

Provision for loan losses                     420           498           380           367           367
                                       ----------    ----------    ----------    ----------    ----------
Net interest income after provision        12,351        11,235         9,832         8,907         7,343

Other income                                2,511         2,130         2,271         1,669         1,341

Other expenses                             10,345         9,093         8,368         7,414         6,816

Income tax expense                          1,014         1,022           926           759           295
                                       ----------    ----------    ----------    ----------    ----------
Net income                             $    3,503    $    3,250    $    2,809    $    2,403    $    1,573
                                       ==========    ==========    ==========    ==========    ==========

Basic earnings per share               $     0.56    $     0.52    $     0.43    $     0.36    $     0.24

Diluted earnings per share             $     0.55    $     0.51    $     0.43    $     0.36    $     0.24

Cash dividends per common share        $     0.19    $     0.16    $     0.10    $     0.06    $     0.05

Dividend payout ratio                       34.22%        31.02%        23.26%        16.66%        20.83%

Selected Financial Ratios:

Net loans as a percent of deposits          89.52%        79.74%        73.10%        71.75%        73.52%
Average stockholders' equity to
average assets                               5.79%         5.80%         6.76%         7.08%         7.19%
Allowance for loan losses to total
loans                                        1.05%         1.18%         1.16%         1.22%         1.20%

Nonperforming loans to total loans           0.21%         0.44%         0.21%         0.51%         0.64%
Allowance for loan losses to
non-performing loans                       488.39%       267.48%       553.69%       241.58%       188.64%

Selected Operating Ratios:

Return on average equity                    15.86%        16.07%        13.95%        13.35%         9.82%

Return on average assets                     0.92%         0.93%         0.94%         0.95%         0.71%

Equity to assets                             5.65%         6.03%         5.78%         7.23%         7.10%
Net interest margin (fully
tax-equivalent)                              3.80%         3.79%         3.85%         4.08%         3.92%

Other income to average assets               0.66%         0.61%         0.76%         0.66%         0.60%

Other expenses to average assets             2.71%         2.61%         2.81%         2.92%         3.06%


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS OF EAST PENN FINANCIAL CORPORATION FOR THE YEARS ENDED
         --------------------------------------------------------------------
         DECEMBER 31, 2005, 2004 AND 2003
         --------------------------------

     Information required under this Item 7 is incorporated by reference to the Registrant's 2005 Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations of East Penn Financial Corporation".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------- ----------------------------------------------------------

     Information required under this Item 7A is incorporated by reference to the Registrant's 2005 Annual Report to Shareholders under the heading, "Quantitative and Qualitative Disclosures About Market Risk".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

     Information required under this Item 8 is incorporated by reference to the Registrant's 2005 Annual Report to Shareholders under the heading, "Financial Statements".

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     None.

ITEM 9A. CONTROLS AND PROCEDURES
-------- -----------------------

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005. There have been no material changes in the Company's internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B. OTHER INFORMATION
-------- -----------------

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

     The information required by this Item is incorporated by reference herein to the Registrant's Proxy Statement, under the heading, "Election of Directors", and "Section 16(a) Beneficial Ownership Reporting Compliance" for its 2006 Annual Meeting of Shareholders to be held May 11, 2006.

     The Registrant has adopted a Code of Ethics, which is incorporated by reference as Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------

     The information required by this Item is incorporated by reference herein, to the Registrant's Proxy Statement, under the heading, "Compensation and Plan Information", "Shareholder Return Performance Graph" and "Board Compensation Committee Report on Executive Compensation", for its 2006 Annual Meeting of Shareholders to be held May 11, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
-------- ------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

     The information required by this Item is incorporated by reference herein, to the Registrant's Proxy Statement, under the heading, "Share Ownership", for its 2006 Annual Meeting of Shareholders to be held May 11, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

     The information required by this Item is incorporated by reference herein, to the Registrant's Proxy Statement, under the heading, "Election of Directors", "Compensation and Plan Information" and "Transactions with Directors and Executive Officers", for its 2006 Annual Meeting of Shareholders to be held May 11, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------- --------------------------------------

     The information required by this item is incorporated by reference to the Registrant's Proxy Statement under the heading, "Report of the Audit Committee", for its 2006 Annual Meeting of Shareholders to be held May 11, 2006.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
-------- ------------------------------------------

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

               3(ii)Registrant's By-Laws are incorporated by reference to Annex
                    C to the Registrant's Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

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

               10.6 Agreement of sale between East Penn Bank and WAWA, Inc.
                    dated November 10, 2005.

               11 Statement re: Computation of per share earnings is incorporated by reference herein from Note 1 of the Consolidated Financial Statements contained in the Company's 2005 Annual Report.

               13   2005 Annual Report.

               14 East Penn Financial Corporation's Board of Directors and Senior Management Code of Ethics is incorporated by reference to Exhibit 14 to the Registrant's

                    Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 29, 2004.

               21   Subsidiaries.

               23.1 Consent of Independent Registered Public Accounting Firm.

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

                                     East Penn Financial Corporation
                                     (Registrant)



                                     By:    /s/ Brent L. Peters
                                           -------------------------------------
                                           Brent L. Peters
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                     Date: March 16, 2006
                                           -------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                    DATE

By:   /s/ Brent L. Peters                                      March 16, 2006
     --------------------------------------------            -------------------
     Brent L. Peters
     President, Chief Executive Officer and Director
     (Principal executive officer)


By:   /s/ Theresa M. Wasko                                     March 16, 2006
     --------------------------------------------            -------------------
     Theresa M. Wasko
     Treasurer and Chief Financial Officer
     (Principal financial and principal accounting officer)


By:   /s/ Dale A. Dries                                        March 16, 2006
     --------------------------------------------            -------------------
     Dale A. Dries
     Director


By:   /s/ Thomas R. Gulla                                      March 16, 2006
     --------------------------------------------            -------------------
     Thomas R. Gulla
     Director

By:   /s/ Allen E. Kiefer                                      March 16, 2006
     --------------------------------------------            -------------------
     Allen E. Kiefer
     Director


By:   /s/ Forrest A. Rohrbach                                  March 16, 2006
     --------------------------------------------            -------------------
     Forrest A. Rohrbach
     Chairman of the Board and Director


By:   /s/ Gordon K. Schantz                                    March 16, 2006
     --------------------------------------------            -------------------
     Gordon K. Schantz
     Director


By:   /s/ Linn H. Schantz                                      March 16, 2006
     --------------------------------------------            -------------------
     Linn H. Schantz
     Director


By:   /s/ Donald R. Schneck                                    March 16, 2006
     --------------------------------------------            -------------------
     Donald R. Schneck
     Director


By:   /s/ Peter L. Shaffer                                      March 16, 2006
     --------------------------------------------            -------------------
     Peter L. Shaffer
     Director


By:   /s/ Konstantinos A. Tantaros                              March 16, 2006
     --------------------------------------------            -------------------
     Konstantinos A. Tantaros
     Director


By:   /s/ F. Geoffrey Toonder                                   March 16, 2006
     --------------------------------------------            -------------------
     F. Geoffrey Toonder
     Director


By:   /s/ Donald S. Young                                       March 16, 2006
     --------------------------------------------            -------------------
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

10.6 Agreement of sale between East Penn Bank and WAWA, Inc. dated November 10, 2005.

11 Statement re: Computation of per share earnings is incorporated by reference herein from Note 1 of the Consolidated Financial Statements contained in the Company's 2005 Annual Report.

13    2005 Annual Report.

14 East Penn Financial Corporation's Board of Directors and Senior Management Code of Ethics is incorporated by reference to Exhibit 14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 29, 2004.

21    Subsidiaries.

23.1  Consent of Independent Registered Public Accounting Firm.

31.1  Certification of Chief Executive Officer pursuant to Rule
      13a-15(e)/15d-15(e).

31.2  Certification of Chief Financial Officer pursuant to Rule
      13a-15(e)/15d-15(e).

32.1 Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.