Form 10-Q
period 2006-03-31
EAST PENN FINANCIAL CORP
filed 2006-05-12
CIK 1220483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2006

                                       or

(_) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from              to                .

                                    000-50330
                                    ---------
                             Commission File Number

                         EAST PENN FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

             Pennsylvania                                         65-1172823
--------------------------------------             ----------------------------
(State or other jurisdiction of                    (IRS Employer Identification
 incorporation or organization)                     Number)

          731 Chestnut Street, P.O. Box 869, Emmaus, Pennsylvania 18049
          -------------------------------------------------------------
                    (Address of principal executive offices)

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

         YES   [_]           NO   [X]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         YES   [_]           NO   [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         6,304,262 shares of common stock, par value $0.625 per share, outstanding as of April 28, 2006.


                                  EAST PENN FINANCIAL CORPORATION

                                               INDEX
                                   QUARTERLY REPORT ON FORM 10-Q

                                                                                                 Page
Part  I.  FINANCIAL INFORMATION

          Item   1.     Financial Statements

                       Consolidated Balance Sheets                                                  3
                           March 31, 2006 (unaudited) and December 31, 2005

                        Consolidated Statements of Income (unaudited)                               4
                           Three months ended March 31, 2006 and March 31, 2005

                        Consolidated Statements of Stockholders' Equity(unaudited)                  5
                           Three months ended March 31, 2006 and
                           March 31, 2005

                        Consolidated Statements of Cash Flows (unaudited)                           6
                           Three months ended March 31, 2006 and March 31, 2005

                        Notes to Interim Consolidated Financial Statements (unaudited)              7

          Item   2.      Management's Discussion and Analysis of Financial Condition               11
                         and Results of Operations

          Item   3.      Quantitative and Qualitative Disclosures About Market Risk                20

          Item   4.      Controls and Procedures                                                   21

Part II.  OTHER INFORMATION

          Item   1.      Legal Proceedings                                                         21

          Item   1A.     Risk Factors                                                              21

          Item   2.      Unregistered Sales of Equity Securities and Use of Proceeds               21

          Item   3.      Defaults Upon Senior Securities                                           21

          Item   4.      Submission of Matters to a Vote of Security Holders                       21

          Item   5.      Other Information                                                         22

          Item   6.      Exhibits                                                                  22

SIGNATURES                                                                                         23

EXHIBIT INDEX                                                                                      24


Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         EAST PENN FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                         March 31,  December 31,
(In thousands, except share data)                          2006        2005
                                                        (Unaudited)  (Audited)
                                                         ---------   ---------
ASSETS
  Cash and due from banks                                $   8,573   $  10,609
  Interest bearing deposits                                     40          20
                                                         ---------   ---------
             Cash and cash equivalents                       8,613      10,629
  Interest bearing time deposits                                --         500
  Securities available for sale                             70,830      74,175
  Securities held to maturity                                1,026       1,038
                                                         ---------   ---------
      Total securities                                      71,856      75,213
  Mortgages held for sale                                      321       1,077
  Loans, net of unearned income                            295,512     293,387
    Less: allowance for loan losses                         (3,151)     (3,072)
                                                         ---------   ---------
      Total net loans                                      292,361     290,315

  Bank premises and equipment, net                           9,628       9,320
  Investment in restricted stock                             3,021       3,115
  Other real estate owned                                       27          27
  Bank owned life insurance                                  7,573       7,506
  Accrued interest receivable and other assets               6,596       6,527
                                                         ---------   ---------

         Total assets                                    $ 399,996   $ 404,229
                                                         =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits:
     Noninterest bearing                                 $  44,674   $  44,257
     Interest bearing                                      283,496     280,049
                                                         ---------   ---------
     Total deposits                                        328,170     324,306
  Securities sold under agreements to repurchase             3,996       3,650
  Short-term borrowings                                        808       3,923
  Long-term debt                                            35,000      40,000
  Junior subordinated debentures                             8,248       8,248
  Accrued interest payable and other liabilities             1,272       1,261
                                                         ---------   ---------

         Total liabilities                                 377,494     381,388

STOCKHOLDERS' EQUITY
  Preferred stock, no par value; authorized
     16,000,000 shares; none issued                             --          --
 Common stock, par value $0.625 per share
     authorized 40,000,000 shares; issued 2006 and 2005
     6,612,554 shares; outstanding 2006 and 2005
     6,304,262 shares                                        4,133       4,133
  Surplus                                                    9,246       9,246
  Retained earnings                                         12,329      12,192
  Accumulated other comprehensive loss                      (1,356)       (880)
  Less: Treasury stock - at cost, 308,292 shares            (1,850)     (1,850)
                                                         ---------   ---------
         Total stockholders' equity                         22,502      22,841
                                                         ---------   ---------

         Total liabilities and
            stockholders' equity                         $ 399,996   $ 404,229
                                                         =========   =========

See Notes to Consolidated Financial Statements

                         EAST PENN FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                              Three Months Ended
                                                             -------------------
(In thousands, except share data)                             2006         2005
                                                             ------       ------

Interest income
  Interest and fee income on loans                           $4,663       $3,561
  Securities:
     Taxable                                                    669          816
     Tax-exempt                                                 166          145
  Other                                                          44           28
                                                             ------       ------
         Total interest income                                5,542        4,550
                                                             ------       ------

Interest expense
  Deposits                                                    1,685        1,010
  Federal funds purchased and securities
    sold under agreements to repurchase                          95           55
  Long-term debt                                                330          196
  Junior subordinated debentures                                136          136
                                                             ------       ------
         Total interest expense                               2,246        1,397
                                                             ------       ------

         Net interest income                                  3,296        3,153

  Provision for loan losses                                      90          126
                                                             ------       ------

         Net interest income after
           provision for loan losses                          3,206        3,027
                                                             ------       ------

Other income
  Customer service fees                                         394          239
  Mortgage banking activities, net                               43          103
  Income from investment in life insurance                       67           73
  Other income                                                  139          108
                                                             ------       ------
         Total other income                                     643          523
                                                             ------       ------

Other expense
  Salaries and wages                                          1,147          956
  Employee benefits                                             407          349
  Occupancy                                                     285          213
  Equipment                                                     218          193
  Other operating expenses                                      744          734
                                                             ------       ------
         Total other expense                                  2,801        2,445
                                                             ------       ------

  Income before income taxes                                  1,048        1,105

  Federal income taxes                                          218          255
                                                             ------       ------

         Net income                                          $  830       $  850
                                                             ======       ======


Basic earnings per share                                     $ 0.13       $ 0.13

Diluted earnings per share                                   $ 0.13       $ 0.13

Cash dividends per common share                              $ 0.11       $ 0.09

See Notes to Consolidated Financial Statements


                                  EAST PENN FINANCIAL CORPORATION
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        Three Months Ended
                                      March 31, 2006 and 2005
                                            (Unaudited)

                                                                        Accumulated
                                                                           Other
                                        Common              Retained   Comprehensive  Treasury
(In thousands, except share data)        Stock     Surplus   Earnings  Income (Loss)   Stock       Total
---------------------------------------------------------------------------------------------------------
Balance, December 31, 2004             $  4,131   $  9,225   $  9,887    $    274    ($ 1,850)   $ 21,667
 Comprehensive income:
 Net income                                  --         --        850          --          --         850
 Changes in net unrealized losses
   on securities available for sale,
   net of tax effect                         --         --         --        (779)         --        (779)
                                                                                                 --------
     Total comprehensive income                                                                        71
                                                                                                 --------

Exercise of 2,000 common stock
   options                                    1          9         --          --          --          10

Cash dividends ($0.09 per share)             --         --       (567)         --          --        (567)
---------------------------------------------------------------------------------------------------------

  Balance, March 31, 2005              $  4,132   $  9,234   $ 10,170    ($   505)   ($ 1,850)   $ 21,181
=========================================================================================================

Balance, December 31, 2005             $  4,133   $  9,246   $ 12,192    ($   880)   ($ 1,850)   $ 22,841
                                                                                                 --------
 Comprehensive income:
 Net income                                  --         --        830          --          --         830
 Changes in net unrealized losses
   on securities available
   for sale, net of tax effect               --         --         --        (476)         --        (476)
                                                                                                 --------

    Total comprehensive income                                                                        354
                                                                                                 --------

Cash dividends ($0.11 per share)             --         --       (693)         --          --        (693)
---------------------------------------------------------------------------------------------------------

  Balance, March 31, 2006              $  4,133   $  9,246   $ 12,329    ($ 1,356)   ($ 1,850)   $ 22,502
=========================================================================================================

See Notes to Consolidated Financial Statements


                             EAST PENN FINANCIAL CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Three Months Ended March 31, 2006 and 2005
                                       (Unaudited)

                                                                     Three Months Ended
(In thousands)                                                        2006        2005
                                                                    --------    --------
CASH FLOWS from OPERATING ACTIVITIES
  Net income                                                        $    830    $    850
Adjustments to reconcile
    net income to net cash provided by operating activities:
  Provision for loan losses                                               90         126
  Provision for depreciation and amortization                            214         171
  Net amortization/accretion of securities premiums and discounts         38          55
  Proceeds from sale of mortgage loans                                 2,359       5,759
  Net gain on sale of loans                                              (43)       (103)
  Loans originated for sale                                           (1,560)     (6,506)
  Earnings on investment in life insurance                               (67)        (73)
  Decrease in accrued interest receivable
     and other assets                                                    176         129
  Increase (decrease) in accrued interest payable
     and other liabilities                                                11         (80)
                                                                    --------    --------

         Net Cash Provided by Operating Activities                     2,048         328
                                                                    --------    --------

CASH FLOWS from INVESTING ACTIVITIES
  Decrease in interest bearing time deposits                             500          --
  Purchases of available for sale securities                              --      (2,557)
  Proceeds from maturities of and principal repayments
     on available for sale securities                                  2,586       3,102
  Proceeds from maturities of and principal repayments
     on held to maturity securities                                       12           1
  Net increase in loans                                               (2,136)     (9,739)
  Net decrease in restricted stock                                        94         352
  Purchases of bank premises and equipment                              (522)       (537)
  Investment in Berkshire Bank                                            --        (287)
                                                                    --------    --------


         Net Cash  Provided by (Used in) Investing Activities            534      (9,665)
                                                                    --------    --------

CASH FLOWS from FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                  3,864        (253)
  Net increase (decrease) in federal funds purchased and
     securities sold under agreements  to repurchase                  (2,769)      9,549
  Repayment of long-term borrowings                                   (5,000)         --
  Proceeds from the exercise of stock options                             --          10
  Dividends paid                                                        (693)       (567)
                                                                    --------    --------

         Net Cash Provided by (Used in) Financing Activities          (4,598)      8,739
                                                                    --------    --------

         Net Decrease in Cash and Cash Equivalents                    (2,016)       (598)

    Cash and cash equivalents - Beginning                             10,629       8,782
                                                                    --------    --------

    Cash and cash equivalents - Ending                              $  8,613    $  8,184
                                                                    ========    ========

SUPPLEMENTARY CASH FLOW INFORMATION

  Interest paid                                                     $  2,205    $  1,372
                                                                    ========    ========
  Federal income taxes paid                                         $      0    $      0
                                                                    ========    ========

SUPPLEMENTAL SCHEDULE of NON-CASH INVESTING and FINANCING ACTIVITIES

  Other real estate acquired in settlement of loans                 $      0    $     15
                                                                    ========    ========

See Notes to Consolidated Financial Statements

                         EAST PENN FINANCIAL CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

1.       Basis of Presentation

                  East Penn Financial Corporation (the "Company") was incorporated on January 27, 2003 for the purpose of forming a bank holding company. On July 1, 2003, the Company completed the reorganization with East Penn Bank (the "Bank") and its wholly owned subsidiary, East Penn Mortgage Company, into the holding company form of ownership. In the reorganization, the Bank became a wholly owned banking subsidiary of the Company. On July 31, 2003, the Company formed East Penn Statutory Trust I (the "Trust"), a Connecticut statutory business trust, for the purpose of issuing $8 million in capital pass-through securities to investors.

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

                  Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

2.       Investment in Bank

                  On September 23, 2003, the Company made an initial purchase of 141,300 shares of common stock of a de novo bank, named Berkshire Bank, located in Wyomissing, Berks County, Pennsylvania. At the completion of Berkshire's initial stock offering, the Company purchased an additional 12,123 shares, which resulted in increasing the Company's investment to $1,534,000 of Berkshire Bank's outstanding common stock as of December 31, 2003. In consideration of the Company's and its director's and officer's combined ownership of Berkshire Bank common stock, the aggregate percentage ownership was 19.9% as of the 2003 year end, which is in accordance with the terms of a Stock Subscription and Purchase Agreement between the Company and Berkshire Bank. Under this agreement, the Company is also entitled to purchase from Berkshire Bank up to 5% of additional stock at any time beginning on the date of the warrant and for 10 years thereafter at an exercise price of $6.40 per share, which is adjusted in consideration of two 5-for-4 stock splits. The total number of shares that are subject to purchase under all of the Company's warrants, options or rights shall not exceed 25% of the total number of shares of Berkshire Bank common stock.

                  During 2004 Berkshire Bank announced a 5-for-4 stock split, effected in the form of a 25% stock dividend, payable July 22, 2004, which resulted in the Company receiving an additional 38,355 shares. As part of a three-phase stock offering, which began on September 1, 2004 and was effective through March 31, 2005, the Company purchased an additional 57,119 shares of common stock. On July 21, 2005, Berkshire Bank announced the payment of a 5-for-4 stock split, effected in the form of a 25% stock dividend, payable August 19, 2005, which resulted in an additional 62,224 shares. As of March 31, 2006, the Company's total investment in Berkshire Bank was $2,147,000, represented by 311,121 shares, resulting in a 19.9% aggregate ownership in consideration of the combined ownership of the Company, its directors and its officers. The investment is carried at cost and is included in the other assets category on the consolidated balance sheet.

              In August 2003, the Company entered into an agreement that was approved by the Federal Reserve Bank of Philadelphia in September 2003. This agreement imposes certain restrictions where the Company has agreed not to:

         o solicit proxies with respect to any voting securities of Berkshire Bank or influence the manner in which any other shareholder of Berkshire Bank votes any voting securities of Berkshire Bank;
         o cause any voting securities of Berkshire Bank to be subject to a voting trust;
         o  cause Berkshire Bank to become a subsidiary of the Company;
         o have any designated representative serve or act as an officer, director, employee or agent of Berkshire Bank;
         o  propose any person for election as a director of Berkshire Bank;
         o attempt to influence the dividend policies or practices of Berkshire Bank; the investment, loan or credit decision policies; the pricing of services; personnel decisions or operations activities;
         o exercise or seek to exercise any controlling influence over the management of Berkshire Bank;
         o enter into any banking or non-banking transactions with Berkshire Bank, except that the Company may establish and maintain deposit accounts with Berkshire Bank, provided the aggregate balance of all such accounts does not exceed $500,000 and that the accounts are maintained on substantially the same terms as those prevailing for comparable accounts of persons unaffiliated with Berkshire Bank.

         Based upon the limitations imposed by this agreement, the Company is considered to be a passive investor.

3.       Earnings per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                Three Months Ended
                                                                    March 31,
                                                                2006         2005
                                                             -----------------------

         Net income applicable to common stock               $  830,000   $  850,000
                                                             =======================
         Weighted-average common shares outstanding           6,304,262    6,301,116
         Effect of dilutive securities, stock options            20,886       20,133
                                                             -----------------------
         Weighted-average common shares outstanding
              used to calculate diluted earnings per share    6,325,148    6,321,249
                                                             =======================

         Basic and diluted earnings per share                $     0.13   $     0.13
                                                             =======================

4.       Comprehensive Income

                  The components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2006 and 2005 are as follows:

                                                  Three Months Ended
                                                      March 31,
                                                   2006       2005
                                                 ------------------
          (In thousands)

         Unrealized holding losses on
              available for sale securities      ($  721)   ($1,181)
         Less reclassification adjustments for
              gains included in net income            --         --
                                                 ------------------
         Net unrealized losses                      (721)    (1,181)
         Tax effect                                  245        402
                                                 ------------------
         Net of tax amount                       ($  476)   ($  779)
                                                 ==================

5.       Stock Option Plan

                  Prior to January 1, 2006, the Company's stock option plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company's consolidated statements of income through December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective transition method. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on a grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). As of December 31, 2005, there were no unvested options and no stock options were granted during the three months ended March 31, 2006.

                  As a result of adopting SFAS 123 (R) on January 1, 2006, the Company's earnings before income taxes for the three months ended March 31, 2006, are not materially different than if it had continued to be accounted for as share-based compensation under Opinion 25.

                  The following table illustrates the effect on net earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plan for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options' vesting periods.

                                                       Three Months Ended
                                                        March 31, 2005
                                                        --------------
         (in thousands, except per share amounts)

         Net income as reported                             $   850
         Total stock-based compensation cost, net of tax,
                  that would have been included in the
                  determination of net income if the fair
                  value based method had been applied
                  to all awards                                 (37)
                                                            -------

         Pro forma net income                               $   813
                                                            =======

         Basic earnings per share:
                  As reported                               $  0.13
                                                            =======
                  Pro forma                                 $  0.13
                                                            =======
         Diluted earnings per share:
                  As reported                               $  0.13
                                                            =======
                  Pro forma                                 $  0.13
                                                            =======

6.       Guarantees

                  The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit that are written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The Bank had $1,471,000 in standby letters of credit as of March 31, 2006. Management believes that the proceeds obtained through liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2006 for guarantees under standby letters of credit is not material.

7.       New Accounting Standards

                  In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company's consolidated financial position and results of operations.

                  In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets -- An Amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its consolidated financial statements.

                  In February 2006, the FASB issued Staff Position No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event". This position amends SFAS 123R to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee's control does not meet certain conditions in SFAS 123R until it becomes probable that the event will occur. The guidance in this FASB Staff Position shall be applied upon initial adoption of Statement 123R. The adoption of SFAS 123R did not have an impact on the Company's consolidated financial statements.

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 March 31, 2006

         The following is management's discussion and analysis of the significant changes in the consolidated financial condition, results of operations, capital resources and liquidity presented in the accompanying unaudited consolidated financial statements for the Company. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as, the Company's December 31, 2005 Annual Report on Form 10-K. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

CRITICAL ACCOUNTING POLICIES

         Disclosure of the Company's significant accounting policies is included in Note 1 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained on pages 12 and 15 herein of this report for the provision and allowance for loan losses.

OVERVIEW

         Net income for the three months ended March 31, 2006 was $830,000 as compared with net income of $850,000 for the three months ended March 31, 2005. The decline in earnings of $20,000, or 2.4%, is attributable to an increase in the Company's occupancy and equipment expenses resulting from its expansion and growth. On a basic and dilutive earnings per share basis, net income for the three months ended March 31, 2006 and 2005 were $0.13 per share. Net income as a percentage of average assets on an annualized basis, also known as return on average assets, decreased to 0.84% for the first three months of 2006 from 0.95% for the first three months of 2005 as a result of asset growth of 8.7% from the end of the first quarter of 2005 to the end of the first quarter of 2006. Net income as a percentage of total average stockholders' equity on an annualized basis, also known as return on average equity, was 14.92% and 16.03% for the first three months of 2006 and 2005, respectively. The decrease in this ratio is attributable to the decrease in net income and the increased level of stockholders' equity.

         During the first three months of 2006, the Company's assets decreased $4,233,000, or 1.0%, to $399,996,000 as of March 31, 2006 as compared with
$404,229,000 as of the year ended December 31, 2005. The decrease in assets since the 2005 year end is attributable to the reduction in cash and cash equivalents and investment securities. The proceeds of these assets were used to fund loan growth and to pay a maturing fixed rate long-term borrowing with the Federal Home Loan Bank, the total of which decreased to $35,000,000 as of March 31, 2006 from $40,000,000 as of December 31, 2005. Loans, which increased to $295,512,000 as of March 31, 2006 from $293,387,000 as of December 31, 2005, were funded from the proceeds of deposit growth, which increased to $328,170,000 at the end of the first quarter of 2006 from $324,306,000 as of December 31, 2005. This compares to a decrease of $253,000 to $298,012,000 at March 31, 2005 from $298,265,000 as of December 31, 2004. The growth in total deposits during the first three months of 2006 was higher than the growth in deposits during the same period in 2005 as a result of the Bank's continued focus to offer competitive interest rates and provide quality customer service.

RESULTS OF OPERATIONS

Net Interest Income

         For the three months ended March 31, 2006, total interest income increased $992,000, or 21.8%, to $5,542,000, as compared with $4,550,000 for the three months ended March 31, 2005. This increase was supported by the yield from interest earning assets, which increased to 6.22% (on a fully tax equivalent basis) for the first quarter of 2006 from 5.68% for the first quarter of 2005 as a result of prime rate increases, which contributed to the better than anticipated yields. In addition, average interest-earning assets increased 11.0% to $373,276,000 for the first three months of 2006, from $336,342,000 for the first three months of 2005. The growth in average interest earning assets was primarily attributable to increased loan volume, which was funded from the cash flow generated from the investment securities portfolio and deposit growth.

         Total interest expense increased by $849,000, or 60.8%, to $2,246,000 for the three months ended March 31 2006, from $1,397,000 for the three months ended March 31, 2005. This increase was attributable to the growth of 11.9% in average interest bearing liabilities, which increased to $334,958,000 for the first three months of 2006 from $299,281,000 for the first three months of 2005. The need to increase interest rates to maintain and attract deposits affected the cost of funds, which increased to 2.72% for the three months ended March 31, 2006 from 1.89% for the same period in 2005.

         Net interest income increased by $143,000, or 4.5%, to $3,296,000 for the three months ended March 31, 2006 from $3,153,000 for the three months ended March 31, 2005. This increase was attributable to the growth of interest sensitive assets, prime rate increases and ongoing efforts to proactively manage and minimize the impact of increased costs associated with funding sources by managing the timing of deposit rate increases. In addition, the continued shift in the composition of the Company's interest sensitive assets, where the cash flow from investment securities was reinvested in loans, which are a higher yielding asset, and used to pay off a maturing fixed rate long-term borrowing, helped to minimize further compression of the net interest rate spread and margin. For the first three months of 2006, the net interest spread (on a fully tax equivalent basis) decreased to 3.51% from 3.79% for the first three months in 2005, while the net interest margin (on a fully tax equivalent basis) decreased to 3.78% for the three-month period ending March 31, 2006 from 3.99% for the three-month period ending March 31, 2005. While the Bank experienced compression of its net interest rate spread and margin, it was still able to increase total net interest income at March 31, 2006 by 4.5% as compared with March 31, 2005 as a result of its loan growth.

Provision for Loan Losses

         For the three months ended March 31, 2006, the provision for loan losses was $90,000, a decrease of $36,000, or 28.6%, compared with $126,000 for the three months ended March 31, 2005. The decrease in the provision is attributable to management of the consistency and the high quality of the loan portfolio.

         The allowance for loans losses represented 1.07% of total loans at March 31, 2006, compared with 1.05% as of December 31, 2005 and 1.16% as of March 31, 2005. Management performs ongoing assessments of the loan loss reserve in relation to loan portfolio growth, credit exposure to individual borrowers, overall trends in the loan portfolio and other relevant factors. Based upon these factors, management believes that as of March 31, 2006, the reserve is reasonable and sufficient to support the increased loan growth in light of the strong asset quality as supported by the ratios reflected in Table 2 on page 15.

Other Income

         Other income for the three months ended March 31, 2006 increased $120,000, or 22.9%, to $643,000 from $523,000 for the first three months ended March 31, 2005. This increase was due to a $155,000 increase in customer service fees attributable to increased core deposit activity and fees earned on an overdraft privilege service introduced during the second quarter of 2005. Further impacting other income was an increase of $31,000 in other miscellaneous income, which was attributable to a one-time gain recognized from the exchange of one asset to an other. Offsetting these increases was a decline in income as a result of there being $60,000 less income from mortgage banking activities, where mortgage origination volume was lower in the first quarter of 2006 as compared with the first quarter of 2005. A $6,000 decline in income associated with a decrease in the cash surrender value of the Bank's investment in life insurance was an additional factor that had a negative impact on non-interest income.
         .
Other Expenses

         Other expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of the Company, increased to $2,801,000 for the first quarter of 2006 from $2,445,000 for the first quarter of 2005. The $356,000, or 14.6%, increase is not only due to the Company's continued growth, but is attributable to increased occupancy and equipment costs associated with the recently completed renovation, occupancy and full utilization of a 3-story brick building to house administrative, operational and executive offices, a new branch located at 4510 Bath Pike, Bethlehem, Pennsylvania and the near completion of a new branch building located at 502 State Avenue, Emmaus, Pennsylvania.

         Salaries and employee benefit expenses, which make up the largest component of other expenses, increased $249,000, or 19.1%, to $1,554,000 for the first quarter of 2006 from $1,305,000 for the first quarter in 2005. The increase is attributable to staff additions and increases in normal salary and benefit related expenses.

         Occupancy expenses increased $72,000, or 33.8%, to $285,000 for the three months ended March 31, 2006 from $213,000 for the three months ended March 31, 2005. The increase is due to the costs associated with the renovation, occupancy and full utilization of a 3-story brick building to accommodate administrative, operational and executive offices, the opening of a new branch and the construction of a new branch building.

         Equipment expense increased $25,000, or 13.0%, to $218,000 for the three months ended March 31, 2006 from $193,000 for the three months ended March 31, 2005. This increase is the result of additional costs and depreciation associated with equipment purchased to accommodate the Company's growth.

         Other operating expenses increased $10,000, or 1.4%, to $744,000 for the three months ended March 31, 2006 from $734,000 for the three months ended March 31, 2005. This increase was primarily the result of the Company's growth and increased transactional volume, which impacted certain volume driven expenses.

Income Taxes

         For the three months ended March 31, 2006, the tax provision was $218,000 compared with $255,000 for the three months ended March 31, 2005. This decrease of $37,000, or 14.5%, is the result of achieving lower pre-tax net income at the end of the first quarter of 2006 as compared with the same period in 2005 while maintaining a level amount of tax-exempt income. Income tax expense as a percentage of pretax income was 20.8% for the three months ended March 31, 2006 as compared with 23.1% for the same period in 2005.

Net Income

         Net income for the three months ended March 31, 2006 was $830,000, a decrease of $20,000, or 2.4%, compared with $850,000 for the three months ended March 31, 2005. The decrease in net income was attributable to an increase of $356,000 in other expenses, which was offset by an increase of $143,000 in net interest income, a decrease of $36,000 in the provision for loan losses, an increase of $120,000 in other income and a decrease of $37,000 in taxes. Basic and diluted earnings per share for the three months ended March 31, 2006 were each $0.13 per share, which was the same for the three months ended March 31, 2005.

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

         The Company generally intends to hold its investment securities to maturity. Most of the securities portfolio is classified as available for sale, with new purchases generally placed in this category. Securities in the available for sale category are accounted for at fair value with unrealized appreciation or depreciation, net of tax, reported as a separate component of stockholders' equity. The Company periodically evaluates the securities portfolio to determine if any declines in the fair values of securities are other than temporary. If such a decline were deemed to be other than temporary, the Company would write down the security to its fair value through a charge to current period operations. As of March 31, 2006, there were no securities in the portfolio whose values were deemed to be other than temporarily impaired. Securities in the held to maturity category are accounted for at amortized cost. The Company invests in securities for the yield they produce and not to profit from trading. The Company holds no trading securities in its portfolio, and the securities portfolio contained no high-risk securities or derivatives as of March 31, 2006.

         The securities portfolio at March 31, 2006 was $71,856,000, compared to $75,213,000 at December 31, 2005, a decrease of $3,357,000, or 4.5%. The decline is attributable to repayments of principal, which were used to fund the Company's loan growth of 18.0%. Securities available for sale decreased to $70,830,000 at March 31, 2006 from $74,175,000 at December 31, 2005, while securities held to maturity were $1,026,000 at March 31, 2006 as compared with $1,038,000 at December 31, 2005.

         The carrying value of the available for sale portion of the portfolio at March 31 2006 includes an unrealized loss of ($2,057,000) (reflected as an accumulated other comprehensive loss of ($1,356,000) in stockholders' equity, net of a deferred income tax liability of ($701,000)). This compares with an unrealized loss at December 31, 2005 of ($1,336,000) (reflected as an accumulated other comprehensive loss of ($880,000) in stockholders' equity, net of a deferred income tax liability of ($456,000)).

Loans

         The loan portfolio comprises the major component of the Company's earning assets and generally is the highest yielding asset category. Gross loans receivable, net of unearned fees and origination costs, increased $2,125,000, or 0.7%, to $295,512,000 at March 31, 2006 from $293,387,000 at December 31, 2005.
In comparing the first quarter of 2006 with the first quarter of 2005, gross loans increased 18.0%. Gross loans represented 90.0% of total deposits at March 31, 2006 as compared with 90.5% at December 31, 2005. Loan growth was most significant in commercial lending, where the Bank's general business development program and specific focus on municipal/tax-free lending have led this effort. Outstanding retail loans have grown as well, although to a lesser extent than commercial loans. While residential mortgage lending activity remains active, it is not as robust as it was a year ago primarily due to the increase in mortgage interest rates during the period. The Bank continues to sell the majority of its mortgage loans into the secondary market in order to effectively manage long-term interest rate risk.

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

         The allowance for loan losses at March 31, 2006 and December 31, 2005 was $3,151,000 and $3,072,000, respectively, compared to $2,912,000 at March 31, 2005. Although less of a provision was made to the allowance for the first three months of 2006 as compared with the same period in 2005, there was an increase in the allowance since the provision exceeded net charge-offs. The allowance increased in consideration of the growth in the loan portfolio and the shift in the loan mix, where there has been continued growth in commercial loans, which generally carry a higher level of credit risk. At March 31, 2006, the allowance for loan losses represented 1.07% of the gross loan portfolio, compared with 1.05% at December 31, 2005. This compares to 1.16% at March 31, 2005. At March 31, 2006, in consideration of the strong asset quality, management believes that the allowance for loan loss reserve is reasonable and adequate to address any potential losses.

         Table 1 - "Analysis of Allowance for Loan Losses" - details the activity, which occurred in the allowance over the first three months of 2006 and 2005.

         Table 1 - Analysis of Allowance for Loan Losses (1)
         -------------------------------------------------------------
         (in thousands)
                                                    2006        2005
                                                  -------     -------
         Balance, beginning of year               $ 3,072     $ 2,838
         Provision charged to operating expense        90         126
         Charge-offs:
           Commercial                                   0         (36)
           Real estate                                  0           0
           Consumer                                   (19)        (18)
                                                  -------     -------
           Total charge-offs                          (19)        (54)

         Recoveries:
           Commercial                                   0           0
           Real estate                                  1           0
           Consumer                                     7           2
                                                  -------     -------
           Total recoveries                             8           2

         Net (charge-offs)                            (11)        (52)
                                                  -------     -------
                                                  $ 3,151     $ 2,912
                                                  =======     =======

         Net (charge-offs) recoveries to
            average net loans                       (0.00)%     (0.02)%


         (1)      Bank's loan portfolio is entirely domestic
         -------------------------------------------------------------

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

         Table 2 - "Asset Quality Ratios" - summarizes pertinent asset quality ratios at March 31, 2006 and December 31, 2005.

         Table 2 -Asset Quality Ratios
         -----------------------------------------------------------------
                                                     3/31/06      12/31/05
                                                     -------      --------
         Non-accrual loans/Total loans                   0.23%       0.21%

         Non-performing assets (1) /Total loans          0.26%       0.22%

         Net charge-offs/Average loans                   0.00%       0.07%

         Allowance/Total loans                           1.07%       1.05%

         Allowance/Non-accrual  loans                  454.03%     503.61%

         Allowance/Non-performing loans (1)            431.64%     488.39%

           (1) - Includes non-accrual loans.
         -----------------------------------------------------------------

         At March 31, 2006, the Company had other real estate owned acquired through foreclosure, in the amount of $27,000, which is the same amount outstanding at December 31, 2005. The Company expects to dispose of this property with minimal or no loss.

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

Bank Owned Life Insurance

         During 2000, the Bank invested $4,500,000 in Bank Owned Life Insurance ("BOLI") for a chosen group of employees, namely officers. In 2001, the Bank made a subsequent BOLI investment, resulting in a total investment of $6,000,000. Under the terms of the BOLI, the Bank is the owner and beneficiary of the policies. The Bank's deposits and proceeds from the sale of investment securities funded the BOLI. Earnings from the BOLI are recognized as other income. The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance, and provides a tax advantage to the Company. This profitability is used to offset a portion of current and future employee benefit costs and a Nonqualified Supplemental Executive Retirement Plan for the Company's Chief Executive Officer.

         The Company had $7,573,000 and $7,506,000 in BOLI as of March 31, 2006 and December 31, 2005, respectively. Although the BOLI is an asset that may be liquidated, it is the Company's intention to hold this pool of insurance because it provides tax-exempt income that lowers the Company's tax liability, while enhancing its overall capital position.

Investment in Bank

         On September 23, 2003, the Company purchased 141,300 shares of common stock outstanding for $1,413,000 in a de novo bank, named Berkshire Bank, located in Wyomissing, Berks County, Pennsylvania. On October 22, 2003, the Company purchased an additional 12,123 shares of common stock for $121,000, which resulted in increasing the Company's investment to $1,534,000, or 18.3%, of Berkshire Bank's outstanding common stock as of December 31, 2003. In consideration of the Company's and its director's and officer's combined ownership of Berkshire Bank common stock, the aggregate percentage ownership was 19.9% as of the 2003 year end, which is in line with the terms of a Stock Subscription and Purchase Agreement between the Company and Berkshire Bank.

         During 2004, Berkshire Bank announced a 5-for-4 stock split, effected in the form of a 25% stock dividend, payable July 22, 2004, which resulted in the Company receiving an additional 38,355 shares. On September 1, 2004, Berkshire Bank commenced a three-phase common stock offering effective through March 31, 2005. In order to maintain its level of investment in Berkshire Bank, the Company purchased an additional 57,119 shares. On July 21, 2005, Berkshire Bank announced the payment of a 5-for-4 stock split, effected in the form of a 25% stock dividend, payable August 19, 2005, which resulted in an additional 62,224 shares. As of March 31, 2006, the Company's total investment in Berkshire Bank was $2,147,000, represented by 311,121 shares, resulting in a 19.9% aggregate ownership in consideration of the combined ownership of the Company, its directors and its officers.

         While the Company is considered to be a passive investor, it regards this to be a viable investment. The investment is carried at cost and is included in the other assets category on the balance sheet. The Company uses the best information that is available to assess the reasonableness of the value of this asset. The financial condition of Berkshire Bank and the stability of its stock price have proven to be reliable valuation sources. No indicators of impairment were noted as part of the Company's latest evaluation.

Deposits

         Deposits are the major source of the Company's funds for lending and investment purposes. Total deposits at March 31, 2006 were $328,170,000, an increase of $3,864,000, or 1.2%, from total deposits of $324,306,000 at December 31, 2005. The growth in deposits was influenced by the increase in interest rates, which contributed to increases of $4,594,000 in time deposits and $960,000 in savings accounts. Although non-interest bearing deposits increased $418,000, interest bearing demand deposit accounts declined $2,108,000. This decline was a result of a shift between deposit categories, where customers invested more funds in term deposits as interest rates on time deposits, in particular, increased due to prime rate changes and competitive pressures. This trend impacted the cost of deposits, which increased to 2.45% as of March 31, 2006 from 1.99% as of December 31, 2005 and 1.60% as of March 31, 2005.

Securities Sold under Agreements to Repurchase

         Securities sold under agreements to repurchase increased $346,000, or 9.5%, to $3,996,000 at March 31, 2006 from $3,650,000 at December 31, 2005 due to an increase in the interest rate paid on this product, which attracted additional investors. Securities sold under agreements to repurchase generally mature in one business day and roll over under a continuing contract.

Short-Term Borrowings

         Short-term borrowings in the form of overnight federal funds purchased were $808,000 as of March 31, 2006 as compared with $3,923,000 at December 31, 2005. The Bank has a $5,000,000 federal funds line of credit with its main correspondent bank, Atlantic Central Bankers Bank, Camp Hill, Pennsylvania ("ACBB") as well as a short-term/overnight line of credit of $35 million with the Federal Home Loan Bank of Pittsburgh ("FHLB"), which is part of its overall maximum borrowing capacity of $160,922,000.

Long-Term Debt and Borrowing Capacity

         There were $35 million outstanding in fixed rate term loans with the FHLB at March 31, 2006, an decrease of $5 million as compared with the $40 million that was outstanding at December 31, 2005. The $35 million borrowing is comprised of the following fixed rate borrowings (in thousands):

                 Maturity            Amount         Rate
           -------------------      -------       -------

           May 5, 2006              $ 5,000         3.64%
           November 28, 2006          6,000         2.80%
           May 7, 2007                5,000         3.89%
           November 28, 2007          7,000         3.43%
           May 5, 2008                5,000         4.03%
           November 28, 2008          7,000         3.78%
                                    -------       -------

                    Total           $35,000         3.57% weighted average
                                    =======      ========

         The Bank has used long-term borrowings to fund growth. This strategy has helped the Bank to manage its cost of funds by allowing it to lock into fixed rates, at a time when interest rates were at their historic lowest levels.

         The Bank has a total maximum borrowing capacity for both short and long-term borrowings of approximately $160,922,000 with the FHLB, out of which $35 million represents fixed rate term loans that were outstanding at March 31, 2006, and resulted in an unused borrowing capacity of $125,922,000.

Mandatory Redeemable Capital and Junior Subordinated Debentures

         As of March 31, 2006, the Company had $8,248,000 outstanding in junior subordinated debentures, which were issued on July 31, 2003 to investors as capital trust pass-through securities by East Penn Statutory Trust I ("Trust"), a Connecticut statutory business trust and non-consolidated wholly owned subsidiary of the Company. The securities have a fixed rate of 6.80% through September 17, 2008. The capital securities are redeemable by the Company on or after September 17, 2008, at par, or earlier, if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on September 17, 2033. Proceeds totaling $4.3 million were contributed to the capital at the Bank. The remaining proceeds in the amount of $3.9 million were used to invest in Berkshire Bank, a de novo bank, and the repurchase of the Company's common stock. The Company chose to utilize the multi-issuer trust preferred alternative, which proved to be a less expensive and more flexible resource of regulatory capital.

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

Liquidity

         Liquidity refers to the Company's ability to generate adequate amounts of cash to meet financial obligations to its customers and shareholders in order to fund loans, to respond to deposit outflows and to cover operating expenses. Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost. Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth and normal operating expenditures. Sources of funds include scheduled amortization of loans, loan prepayments, scheduled maturities of investments, and cash flows from mortgage-backed securities. Liquidity needs may also be met by converting assets into cash or obtaining sources of additional funding, whether through deposit growth or borrowings under lines of credit with correspondent banks.

         Liquidity from asset categories is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which were $8,613,000 at March 31, 2006, compared to $11,129,000 at December 31, 2005.
This decrease was due to a lower level of cash since the 2005 year end, which was used to support the Company's funding needs. Additional asset liquidity sources include principal and interest payments from securities in the Company's investment portfolio and cash flow from its amortizing loan portfolio. Longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. At March 31, 2006, there was $52,165,000 in liquid securities as compared with $54,746,000 at December 31, 2005. Liquid securities decreased by $2,581,000 since year-end as a result of reinvesting the cash flow generated from the investment securities portfolio into loans and the need to pledge additional securities to collateralize the increase in securities sold under agreements to repurchase.

         Liability liquidity sources include attracting deposits at competitive rates. Deposits at March 31, 2006 were $328,170,000, compared to $324,306,000 at December 31, 2005. In addition, the Bank has lines of credit with its main correspondent bank, ACBB, and with the FHLB, which are reliable sources for short and long-term funds.

         The Company's consolidated financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk. Off-balance sheet arrangements are discussed in detail below.

         Management is of the opinion that its liquidity position, at March 31, 2006, is adequate to respond to fluctuations "on" and "off" the balance sheet. In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in the Company's inability to meet anticipated or unexpected liquidity needs.

Contractual Obligations

         The Company has various financial obligations that may require future cash payments. These obligations include the payment of liabilities recorded on the consolidated balance sheet as well as contractual obligations for purchase commitments and operating leases. The following table represents the Company's contractual obligations, by type, that are fixed and determined at March 31, 2006.

                             CONTRACTUAL OBLIGATIONS

                                                                   March 31, 2006
                               ------------------------------------------------------------------------
                                Less Than                                       Over
                                  1 Year      1 - 3 Years    3 - 5 Years       5 Years        Total
                               ------------   ------------   ------------   ------------   ------------
                                                           (in thousands)

Time deposits                  $     69,861   $     51,664   $      4,511   $        379   $    126,415
Long-term debt                       11,000         24,000             --             --         35,000
Junior subordinated
   debentures                            --          8,248             --             --          8,248
Nonqualified supplemental
   executive retirement plan             73            172             74             --            319
Premises commitments                  1,164             --             --             --          1,164
Operating leases                        259            502            429          1,016          2,206
                               ------------   ------------   ------------   ------------   ------------
         Total                 $     82,357   $     84,586   $      5,014   $      1,395   $    173,352
                               ============   ============   ============   ============   ============

Off-Balance Sheet Arrangements

         The Company's consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made in accordance with the same standards as on-balance sheet instruments. Unused commitments at March 31, 2006 were $78,021,000, which consisted of $57,713,000 in unfunded commitments to existing loans, $6,972,000 to grant new loans, $11,865,000 in unused lines for overdraft privilege and $1,471,000 in letters of credit. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not present a liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital

         The following Table 3 presents the risk-based and leverage capital amounts and ratios at March 31, 2006 for the Company and the Bank.

                                                                                                        To be Well
                                                                                                    Capitalized under
                                                                         For Capital Adequacy       Prompt Corrective
                                                     Actual                    Purposes             Action Provisions
                                               ------------------        -------------------        ------------------
                                               Amount       Ratio        Amount        Ratio        Amount       Ratio
                                               ------       -----        ------        -----        ------       -----
                                                                       (Dollars in Thousands)
As of March 31, 2006:
     Total capital (to risk-weighted assets):
         Company                               $34,994        11.2%     =>$25,036      =>8.0%        N/A          N/A%
         Bank                                   32,367        10.4       =>24,826      =>8.0      =>$31,032     =>10.0
     Tier 1 capital (to risk-weighted assets):
         Company                                31,791        10.2       =>12,518      =>4.0         N/A          N/A
         Bank                                   29,216         9.4       =>12,413      =>4.0       =>17,393      =>6.0
     Tier 1 capital (to average assets):
         Company                                31,791         7.9       =>16,044      =>4.0         N/A          N/A
         Bank                                   29,216         7.3       =>15,930      =>4.0       =>19,913      =>5.0

         These capital ratios continue to remain at levels, which are considered to be "well-capitalized" as defined by regulatory guidelines.

         Banking laws and regulations limit the amount of cash dividends that may be paid without prior approval from the Company's regulatory agencies. In abidance with such requirements, on January 19, 2006, the Board of Directors authorized and declared a semi-annual cash dividend for 2006 in the amount of $0.11 per share, payable on February 28, 2006 to all shareholders of record as of February 3, 2006. The payment of this semi-annual cash dividend decreased retained earnings by $693,000.

         Restrictions under the Section 202e of the Pennsylvania Banking Code of 1965 are placed on the size of a Bank's investment in fixed assets as a percentage of equity. Presently, the Bank exceeds the allowable limit of 25% of equity, as defined by the Pennsylvania Department of Banking. The Bank's fixed assets as a percentage of equity increased to 40.4% at March 31, 2006, as compared with 36.3% at March 31, 2005. This increase is due to the increase in fixed assets primarily associated with the Bank's newly renovated and fully occupied administrative and operational office space and a new branch. Generally, the Bank contacts the Department of Banking to obtain the Department's approval before acquiring a fixed asset that is of a material dollar amount. On March 30, 2006, the Bank received an authorization from the Department of Banking to exceed the fixed asset limitation as a result of filing an application to open a new branch. Compliance with the allowable fixed asset limit of this section of the Banking Code is expected to occur through normal depreciation adjustments and retention of earnings.

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

         No material changes in the market risk strategy occurred during the current period. No material changes have been noted in the Company's equity value at risk. A detailed discussion of market risk is provided in the Form 10-K for the year ended December 31, 2005.

Item 4.

Controls and Procedures

         (a)      Evaluation of disclosure controls and procedures

                  As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic filings.

         (b)      Changes in internal control over financial reporting

                  The Company made no significant changes in its internal control over financial reporting or in other factors that could significantly affect these controls during the quarter ended March 31, 2006, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - OTHER INFORMATION

Item  1.          Legal Proceedings
-------

                  In the opinion of the Company, after review with legal counsel, there are no proceedings pending to which the Company is a party or to which its property is subject, which, if determined adversely to the Company, would be material in relation to the Company's consolidated financial condition. There are no proceedings pending other than ordinary, routine litigation incident to the business of the Company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company by governmental authorities.

Item 1A.          Risk Factors
-------
                  No material changes from those disclosed in the Form 10-K for the year ended December 31, 2005.

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

                              Date:    May 10, 2006





                              By:  /s/ Theresa M. Wasko
                                  ----------------------------------------
                                   Theresa M. Wasko
                                   Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                              Date:    May 10, 2006

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