Form 10-Q
period 2006-06-30
EAST PENN FINANCIAL CORP
filed 2006-08-14
CIK 1220483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2006

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from          to       .

                                    000-50330
                                    ---------
                             Commission File Number

                         EAST PENN FINANCIAL CORPORATION
                         -------------------------------
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

YES |X|      NO |_|

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_|   Accelerated Filer |_|   Non-accelerated Filer |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES |_|      NO |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      6,304,262 shares of common stock, par value $0.625 per share, outstanding as of July 31, 2006.

                         EAST PENN FINANCIAL CORPORATION

                                      INDEX
                          QUARTERLY REPORT ON FORM 10-Q

                                                                                       Page
Part I. FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Consolidated Balance Sheets                                            3
                    June 30, 2006 (unaudited) and December 31, 2005

                 Consolidated Statements of Income (unaudited)                          4
                    Three and six months ended June 30, 2006 and June 30, 2005

                 Consolidated Statements of Stockholders' Equity (unaudited)            5
                    Six months ended June 30, 2006 and June 30, 2005

                 Consolidated Statements of Cash Flows (unaudited)                      6
                    Six months ended June 30, 2006 and June 30, 2005

                 Notes to Interim Consolidated Financial Statements (unaudited)         8

        Item 2.  Management's Discussion and Analysis of Financial Condition           13
                  and Results of Operations

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk            24

        Item 4.  Controls and Procedures                                               24

Part II. OTHER INFORMATION

        Item 1.  Legal Proceedings                                                     25

        Item 1A. Risk Factors                                                          25

        Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds           25

        Item 3.  Defaults Upon Senior Securities                                       25

        Item 4.  Submission of Matters to a Vote of Security Holders                   25

        Item 5.  Other Information                                                     26

        Item 6.  Exhibits                                                              26

SIGNATURES                                                                             28

EXHIBIT INDEX                                                                          29

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                         EAST PENN FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                               June 30,       December 31,
(In thousands, except share data)                                2006             2005
                                                             (Unaudited)        (Audited)
                                                             -----------      ------------
ASSETS
  Cash and due from banks                                    $     8,013       $    10,609
  Interest bearing deposits                                          581                20
  Federal funds sold                                               8,397                --
                                                             -----------       -----------
     Cash and cash equivalents                                    16,991            10,629
  Interest bearing time deposits                                      --               500
  Securities available for sale                                   69,424            74,175
  Securities held to maturity                                         --             1,038
                                                             -----------       -----------
     Total securities                                             69,424            75,213
  Mortgages held for sale                                            391             1,077
  Loans, net of unearned income                                  312,093           293,387
    Less: allowance for loan losses                               (3,205)           (3,072)
                                                             -----------       -----------
     Total net loans                                              308,888           290,315
  Bank premises and equipment, net                                10,094             9,320
  Investment in restricted stock                                   2,696             3,115
  Other real estate owned                                             27                27
  Bank owned life insurance                                        7,641             7,506
  Accrued interest receivable and other assets                     7,120             6,527
                                                             -----------       -----------

         Total assets                                        $   423,272       $   404,229
                                                             ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits:
     Noninterest bearing                                     $    49,662       $    44,257
     Interest bearing                                            305,304           280,049
                                                             -----------       -----------
     Total deposits                                              354,966           324,306
  Securities sold under agreements to repurchase                   5,575             3,650
  Short-term borrowings                                               --             3,923
  Long-term debt                                                  30,000            40,000
  Junior subordinated debentures                                   8,248             8,248
  Accrued interest payable and other liabilities                   1,629             1,261
                                                             -----------       -----------

         Total liabilities                                       400,418           381,388

STOCKHOLDERS' EQUITY
  Preferred stock, no par value; authorized
     16,000,000 shares; none issued                                   --                --
  Common stock, par value $0.625 per share
     authorized 40,000,000 shares; issued 2006 and 2005
     6,612,554 shares; outstanding 2006 and 2005
     6,304,262 shares                                              4,133             4,133
  Surplus                                                          9,249             9,246
  Retained earnings                                               13,178            12,192
  Accumulated other comprehensive loss                            (1,856)             (880)
  Less: Treasury stock, at cost, 308,292 shares                   (1,850)           (1,850)
                                                             -----------------------------
         Total stockholders' equity                               22,854            22,841
                                                             -----------       -----------

         Total liabilities and
            stockholders' equity                             $   423,272       $   404,229
                                                             ===========       ===========

See Notes to Consolidated Financial Statements

                         EAST PENN FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
            Three Months and Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)

                                                          Three Months Ended             Six Months Ended
                                                       ------------------------      ------------------------
(In thousands, except share data)                         2006           2005           2006           2005
                                                       ---------      ---------      ---------      ---------
Interest income
  Interest and fee income on loans                     $   4,898      $   3,894      $   9,561      $   7,455
  Securities:
     Taxable                                                 604            777          1,273          1,593
     Tax-exempt                                              181            157            347            302
  Other                                                       59             33            103             61
                                                       ---------      ---------      ---------      ---------
         Total interest income                             5,742          4,861         11,284          9,411
                                                       ---------      ---------      ---------      ---------

Interest expense
  Deposits                                                 1,917          1,201          3,602          2,211
  Federal funds purchased and securities
    sold under agreements to repurchase                       70             59            165            114
  Long-term debt                                             287            317            617            513
  Junior subordinated debentures                             136            136            272            272
                                                       ---------      ---------      ---------      ---------
         Total interest expense                            2,410          1,713          4,656          3,110
                                                       ---------      ---------      ---------      ---------

         Net interest income                               3,332          3,148          6,628          6,301

  Provision for loan losses                                  119            126            209            252
                                                       ---------      ---------      ---------      ---------

         Net interest income after
           provision for loan losses                       3,213          3,022          6,419          6,049
                                                       ---------      ---------      ---------      ---------

Other income
  Customer service fees                                      383            384            777            623
  Mortgage banking activities, net                            25            110             68            213
  Income from investment in life insurance                    68             68            135            141
  Net realized gains on sale of other real estate             --             16             --             16
  Other income                                                91             67            230            175
                                                       ---------      ---------      ---------      ---------
         Total other income                                  567            645          1,210          1,168
                                                       ---------      ---------      ---------      ---------

Other expense
  Salaries and wages                                       1,093            970          2,240          1,926
  Employee benefits                                          307            308            714            657
  Occupancy                                                  278            212            563            425
  Equipment                                                  219            210            437            403
  Other operating expenses                                   822            744          1,566          1,478
                                                       ---------      ---------      ---------      ---------
         Total other expense                               2,719          2,444          5,520          4,889
                                                       ---------      ---------      ---------      ---------

  Income before income taxes                               1,061          1,223          2,109          2,328

  Federal income taxes                                       212            287            430            542
                                                       ---------      ---------      ---------      ---------

         Net income                                    $     849      $     936      $   1,679      $   1,786
                                                       =========      =========      =========      =========

Basic and diluted earnings per share                   $    0.13      $    0.15      $    0.27      $    0.28

Cash dividends per common share                        $    0.00      $    0.00      $    0.11      $    0.09

See Notes to Consolidated Financial Statements

                         EAST PENN FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                Six Months Ended
                             June 30, 2006 and 2005
                                   (Unaudited)

                                                                                    Accumulated
                                                                                       Other
                                           Common                     Retained     Comprehensive     Treasury
(In thousands, except share data)           Stock        Surplus      Earnings     Income (Loss)       Stock        Total
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                $  4,131      $  9,225      $  9,887       $    274        ($1,850)      $ 21,667
                                                                                                                   --------

Comprehensive income:
 Net income                                     --            --         1,786             --             --          1,786
 Changes in net unrealized losses
   on securities available for sale,
   net of tax effect                            --            --            --           (142)            --           (142)
                                                                                                                   --------

     Total comprehensive income                                                                                       1,644
                                                                                                                   --------

 Exercise of 2,652 common stock
   options                                       1            13            --             --             --             14

 Cash dividends ($0.09 per share)               --            --          (567)            --             --           (567)
                                          ---------------------------------------------------------------------------------

  Balance, June 30, 2005                  $  4,132      $  9,238      $ 11,106       $    132        ($1,850)      $ 22,758
                                          =================================================================================

Balance, December 31, 2005                $  4,133      $  9,246      $ 12,192          ($880)       ($1,850)      $ 22,841
                                                                                                                   --------

Comprehensive income:
 Net income                                     --            --         1,679             --             --          1,679
 Changes in net unrealized losses
   on securities available
   for sale, net of tax effect                  --            --            --           (976)            --           (976)
                                                                                                                   --------

    Total comprehensive income                                                                                          703
                                                                                                                   --------
  Compensation expense related to
   stock options                                --             3            --             --             --              3

 Cash dividends ($0.11 per share)               --            --          (693)            --             --           (693)
                                          ---------------------------------------------------------------------------------

  Balance, June 30, 2006                  $  4,133      $  9,249      $ 13,178        ($1,856)       ($1,850)      $ 22,854
                                          =================================================================================

See Notes to Consolidated Financial Statements

                         EAST PENN FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)

                                                                             Six Months Ended
(In thousands)                                                            2006              2005
                                                                      -----------       -----------
CASH FLOWS from OPERATING ACTIVITIES
  Net income                                                          $     1,679       $     1,786
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses                                                   209               252
  Provision for depreciation and amortization                                 431               353
  Compensation expense for stock options                                        3                --
  Net amortization of securities premiums and discounts                        77               120
  Net realized gain on sale of foreclosed real estate                          --               (16)
  Net realized loss from sale of available for sale securities                 38                --
  Net realized gain from the sale of held to maturity securities              (38)               --
  Proceeds from sale of mortgage loans                                      5,051            13,195
  Net gain on sale of loans                                                   (68)             (213)
  Loans originated for sale                                                (4,297)          (13,957)
  Earnings on investment in life insurance                                   (135)             (141)
  Increase in accrued interest receivable
     and other assets                                                         (91)             (165)
  Increase in accrued interest payable
     and other liabilities                                                    368               308
                                                                      -----------       -----------

         Net Cash Provided by Operating Activities                          3,227             1,522
                                                                      -----------       -----------

CASH FLOWS from INVESTING ACTIVITIES
  Decrease in interest bearing time deposits                                  500                --
  Purchases of available for sale securities                               (6,725)           (2,557)
  Proceeds from maturities of and principal repayments
     on available for sale securities                                       4,747             6,326
  Proceeds from sale of available for sale securities                       5,136                --
  Proceeds from maturities of and principal repayments
     on held to maturity securities                                            39                 2
  Proceeds from sale of held to maturity securities                         1,037                --
  Proceeds from the sale of other real estate owned                            --                31
  Net increase in loans                                                   (18,782)          (25,570)
  Net (increase) decrease in restricted stock                                 419              (380)
  Purchases of bank premises and equipment                                 (1,205)           (1,051)
  Investment in Berkshire Bank                                                 --              (287)
                                                                      -----------       -----------

         Net Cash Used in Investing Activities                            (14,834)          (23,486)
                                                                      -----------       -----------

CASH FLOWS from FINANCING ACTIVITIES
  Net increase in deposits                                                 30,660             8,598
  Net decrease in federal funds purchased and
     securities sold under agreements to repurchase                        (1,998)           (1,774)
  Increase in long-term borrowings                                             --            20,000
  Repayment of long-term borrowings                                       (10,000)               --
  Proceeds from the exercise of stock options                                  --                14
  Dividends paid                                                             (693)             (567)
                                                                      -----------       -----------

         Net Cash Provided by Financing Activities                         17,969            26,271
                                                                      -----------       -----------

         Net Increase in Cash and Cash Equivalents                          6,362             4,307

    Cash and cash equivalents - Beginning                                  10,629             8,782
                                                                      -----------       -----------

    Cash and cash equivalents - Ending                                $    16,991       $    13,089
                                                                      ===========       ===========

SUPPLEMENTARY CASH FLOW INFORMATION

  Interest paid                                                       $     4,482       $     2,887
                                                                      ===========       ===========
  Federal income taxes paid                                           $       415       $       600
                                                                      ===========       ===========

SUPPLEMENTAL SCHEDULE of NON-CASH INVESTING and FINANCING ACTIVITIES

  Other real estate acquired in settlement of loans                            --       $        15
                                                                      ===========       ===========

See Notes to Consolidated Financial Statements

                         EAST PENN FINANCIAL CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

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

            Operating results for the six-month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

2.    Investment in Bank

            On September 23, 2003, the Company made an initial purchase of 141,300 shares of common stock of a de novo bank, named Berkshire Bank, located in Wyomissing, Berks County, Pennsylvania. At the completion of Berkshire Bank's initial stock offering, the Company purchased an additional 12,123 shares, which resulted in increasing the Company's investment to $1,534,000 of Berkshire Bank's outstanding common stock as of December 31, 2003. In consideration of the Company's and its director's and officer's combined ownership of Berkshire Bank common stock, the aggregate percentage ownership was 19.9% as of the 2003 year end, which is in accordance with the terms of a Stock Subscription and Purchase Agreement between the Company and Berkshire Bank. Under this agreement, the Company is also entitled to purchase from Berkshire Bank up to 5% of additional stock at any time beginning on the date of the warrant and for 10 years thereafter at an exercise price of $6.40 per share, which is adjusted in consideration of two 5-for-4 stock splits. The total number of shares that are subject to purchase under all of the Company's warrants, options or rights shall not exceed 25% of the total number of shares of Berkshire Bank common stock.

            During 2004 Berkshire Bank announced a 5-for-4 stock split, effected in the form of a 25% stock dividend, payable July 22, 2004, which resulted in the Company receiving an additional 38,355 shares. As part of a three-phase stock offering, which began on September 1, 2004 and was effective through March 31, 2005, the Company purchased an additional 57,119 shares of common stock. On July 21, 2005, Berkshire Bank announced the payment of a 5-for-4 stock split, effected in the form of a 25% stock dividend, payable August 19, 2005, which resulted in an additional 62,224 shares. As of June 30, 2006, the Company's total investment in Berkshire Bank was $2,147,000, represented by 311,121 shares, resulting in a 19.9% aggregate ownership in consideration of the combined ownership of the Company, its directors and its officers. The investment is carried at cost and is included in the other assets category on the consolidated balance sheet.

            In August 2003, the Company entered into a passive investment agreement ("Crown X agreement") that was approved by the Federal Reserve Bank of Philadelphia in September 2003. This agreement imposes certain restrictions where the Company has agreed not to:

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

            Pursuant to a Plan of Reorganization and a Plan of Merger (the "Plan") that were approved by Berkshire Bank's shareholders on April 18, 2006, a holding company named Berkshire Bancorp, Inc. was formed and is expected to be effective September 1, 2006. As part of the reorganization, Berkshire Bank became a wholly owned banking subsidiary of Berkshire Bancorp, Inc. The Plan provided for the one-for-one exchange of shares of common stock of Berkshire Bank for shares of common stock of Berkshire Bancorp, Inc. In accordance with its ownership of 311,121 shares of common stock, the Company intends, upon the effective date of the merger, to acquire the equivalent of 19.9% of the issued and outstanding shares of common stock, par value $1.00, of Berkshire Bancorp, Inc. In addition, the Company executed a Crown X agreement that was amended to reflect the Company's acquisition of Berkshire Bancorp, Inc. common stock. Other than this revision, the Crown X agreement, which was approved by the Federal Reserve Bank of Philadelphia in July 2006, remained substantially unchanged from the original agreement approved by the Federal Reserve Bank in September 2003.

            Based upon the limitations imposed by this agreement, the Company is considered to be a passive investor.

3.    Earnings per Share

                  The following table sets forth the computation of basic and diluted earnings per share:

                                                                  Six Months Ended               Three Months Ended
                                                             --------------------------      --------------------------
                                                                      June 30,                         June 30,
                                                                2006            2005            2006            2005
                                                             --------------------------      --------------------------
      Net income applicable to common stock                  $1,679,000      $1,786,000      $  849,000      $  936,000
                                                             ==========================      ==========================
      Weighted-average common shares outstanding              6,304,262       6,301,889       6,304,262       6,302,677
      Effect of dilutive securities, stock options               19,745          20,466          18,604          20,799
                                                             --------------------------      --------------------------

      Weighted-average common shares outstanding
           used to calculate diluted earnings per share       6,324,007       6,322,355       6,322,866       6,323,476
                                                             ==========================      ==========================

      Basic and diluted earnings per share                   $     0.27      $     0.28      $     0.13      $     0.15
                                                             ==========================      ==========================

4.    Comprehensive Income

            The components of other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2006 and 2005 are as follows:

                                                          Six Months Ended                  Three Months Ended
                                                     ---------------------------          ----------------------
                                                     June 30,           June 30,          June 30,      June 30,
                  (in thousands)                       2006               2005              2006          2005
                                                     ---------------------------          ----------------------
      Unrealized holding gains (losses) on
           available for sale securities             ($1,516)            ($215)            ($796)         $ 966

      Less reclassification adjustments for
           loss included in net income                    38                --                38             --
                                                     ----------------------------------------------------------

      Net unrealized losses                           (1,478)             (215)             (757)           966
      Tax effect                                        (502)              (73)             (257)          (329)
                                                     ----------------------------------------------------------

               Net of tax amount                       ($976)            ($142)            ($500)         $ 637
                                                     ==========================================================

5.    Stock-Based Compensation

            Prior to January 1, 2006, the Company's stock option plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company's consolidated statements of income through December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified-prospective transition method. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on a grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, there were no unvested options. However, on May 18, 2006, 13,000 options to purchase common stock were granted to directors. Since the options have a six-month vesting period, the Company had 13,000 stock options not fully vested as of June 30, 2006 with related compensation costs totaling $19,000. The cost is expected to be recognized monthly on a straight-line basis through November 18, 2006, which is the end of the six-month vesting period.

            As a result of adopting SFAS 123(R) on January 1, 2006, the Company's earnings before income taxes for the three and six months ended June 30, 2006, were $3,000 lower than if the granting of options had continued to be accounted for as share-based compensation under Opinion 25.

            The table below illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plan for the three and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options' vesting periods.

                                                              Six Months Ended       Three Months Ended
                                                              ----------------       ------------------
                                                                  June 30,                 June 30,
                                                                    2005                     2005
                                                              ----------------       ------------------
                                                                  (In thousands, except share data)
      Net income as reported                                     $   1,786                $     936
      Total stock-based compensation cost, net of tax,
               that would have been included in the
               determination of net income if the fair
               value based method had been applied
               to all awards                                            78                       40
                                                                 ---------                ---------

      Pro forma net income                                       $   1,708                $     896
                                                                 =========                =========

      Basic earnings per share:
               As reported                                           $0.28                    $0.15
               Pro forma                                             $0.27                    $0.14
      Diluted earnings per share:
               As reported                                           $0.28                    $0.15
               Pro forma                                             $0.27                    $0.14

6.    Guarantees

            The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit that are written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The Bank had $1,914,000 in standby letters of credit as of June 30, 2006. Management believes that the proceeds obtained through liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2006 for guarantees under standby letters of credit is not material.

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

            In February 2006, the FASB issued Staff Position No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event". This position amends SFAS 123(R) to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee's control does not meet certain conditions in SFAS 123(R) until it becomes probable that the event will occur. The guidance in this FASB Staff Position shall be applied upon initial adoption of Statement 123(R). The adoption of SFAS 123(R) did not have an impact on the Company's consolidated financial statements.

            In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes". The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of this new pronouncement on its consolidated financial statements.

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  June 30, 2006

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

CRITICAL ACCOUNTING POLICIES

      Disclosure of the Company's significant accounting policies is included in
Note 1 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained on pages 15 and 18 herein of this report for the provision and allowance for loan losses.

OVERVIEW

      Net income for the six months ended June 30, 2006 was $1,679,000 as compared with net income of $1,786,000 for the six months ended June 30, 2005. The $107,000, or 6.0% decline in earnings is attributable to an increase in the Company's operating expenses resulting from its expansion and growth as well as the decline in the Company's net interest margin. On a basic and dilutive earnings per share basis, net income for the six months ended June 30, 2006 was $0.27 per share as compared with $0.28 per share for the same period in 2005. Net income as a percentage of average assets on an annualized basis, also known as return on average assets, decreased to 0.84% for the first six months of 2006 from 0.98% for the first six months of 2005 as a result of asset growth of 9.2% from the end of the second quarter of 2005 to the end of the second quarter of 2006. Net income as a percentage of total average stockholders' equity on an annualized basis, also known as return on average equity, was 14.94% and 16.74% for the first six months of 2006 and 2005, respectively. The decrease in this ratio is attributable to the decline in net income in contrast to the increased level of stockholders' equity.

      During the first six months of 2006, the Company's assets increased $19,000,000, or 4.7%, to $423,272,000 as of June 30, 2006 as compared with
$404,229,000 as of the year ended December 31,

2005. The increase in assets since the 2005 year end is attributable to the increase in cash and cash equivalents and loans. Loans, which increased to $312,093,000 as of June 30, 2006 from $293,387,000 as of December 31, 2005, were funded from cash flow generated from the investment portfolio and the proceeds of deposit growth, which increased to $354,966,000 at the end of the second quarter of 2006 from $324,306,000 as of December 31, 2005. This compares to deposit growth of $8,598,000 to $306,863,000 at June 30, 2005 from $298,265,000 as of December 31, 2004. The growth in total deposits during the first six months of 2006 was higher than that of the same period in 2005 as a result of the Bank's continued efforts to offer competitive interest rates and provide quality customer service.

RESULTS OF OPERATIONS

Net Interest Income

      For the three months ended June 30, 2006, total interest income increased $881,000, or 18.1%, to $5,742,000 as compared with $4,861,000 for the three months ended June 30, 2005. This increase is primarily due to loan growth, which is the Company's highest yielding asset, and two 25-basis point prime rate increases that occurred during the second quarter of 2006.

      Total interest expense increased by $697,000, or 40.7%, to $2,410,000 for the three months ended June 30, 2006 from $1,713,000 for the three months ended June 30, 2005. This increase is primarily attributable to deposit growth and the increased costs associated with attracting and maintaining deposits during a period of rising short-term interest rates.

      Net interest income increased by $184,000, or 5.8%, to $3,332,000 for the three months ended June 30, 2006 from $3,148,000 for the three months ended June 30, 2005.

      For the six months ended June 30, 2006, total interest income increased $1,873,000, or 19.9%, to $11,284,000, as compared with $9,411,000 for the six months ended June 30, 2005. This increase was supported by the yield from interest earning assets, which increased to 6.26% (on a fully tax equivalent basis) during the first six months of 2006 from 5.75% during the first six months of 2005 as a result of prime rate increases, which contributed to the better than anticipated yields. In addition, average interest-earning assets increased 9.9% to $375,962,000 for the first six months of 2006, from $342,127,000 for the first six months of 2005. The growth in average interest earning assets was primarily attributable to increased loan volume, which was funded from the cash flow generated from the investment securities portfolio and deposit growth.

      Total interest expense increased $1,546,000, or 49.7%, to $4,656,000 for the six months ended June 30, 2006, from $3,110,000 for the six months ended June 30, 2005. This increase was attributable to the 9.9% growth in average interest bearing liabilities, which increased to $335,911,000 for the first six months of 2006 from $305,548,000 for the first six months of 2005. The need to increase interest rates to maintain and attract deposits affected the Bank's cost of funds, which increased to 2.80% for the six months ended June 30, 2006 from 2.05% for the same period in 2005.

      Net interest income increased by $327,000, or 5.2%, to $6,628,000 for the six months ended June 30, 2006 from $6,301,000 for the six months ended June 30, 2005. This increase was attributable to the growth of interest sensitive assets, in particular loans, and prime rate increases, which helped to offset and to a certain degree, minimize the impact of increased costs associated with funding sources. The composition of the Company's interest sensitive assets shifted, where the balance of the investment portfolio decreased due to reinvesting the cash flow in loans, which are higher yielding. In addition, the proceeds from the deposit growth were not only used to fund loans, but were used to reduce the Bank's borrowings, which are a more costly funding source as compared with deposits. This strategy helped to minimize further compression of the Bank's net interest rate spread and margin. For the first six months of 2006, the net interest spread (on a fully tax equivalent basis) decreased to 3.47% from 3.69% for the first six months in 2005, while the net interest margin (on a fully tax equivalent basis) decreased to 3.76% for the six-month period ending June 30, 2006 from 3.91% for the six-month period ending June 30, 2005.

Provision for Loan Losses

      The provision for loan losses was $119,000 for the three months ended June 30, 2006 compared with $126,000 for the three months ended June 30, 2005.

      For the six months ended June 30, 2006, the provision for loan losses was $209,000, a decrease of $43,000, or 17.1%, compared with $252,000 for the six months ended June 30, 2005. The decrease in the provision is attributable to the management of the consistency and the high quality of the loan portfolio.

      The allowance for loans losses represented 1.03% of total loans at June 30, 2006, compared with 1.05% as of December 31, 2005 and 1.13% as of June 30, 2005. Management performs ongoing assessments of the loan loss reserve in relation to loan portfolio growth, credit exposure to individual borrowers, overall trends in the loan portfolio and other relevant factors. Based upon these factors, management believes that as of June 30, 2006, the reserve is reasonable and sufficient to support the increased loan growth in light of the strong asset quality as supported by the ratios reflected in Table 2 on page 19.

Other Income

      For the three months ended June 30, 2006, other income was $567,000, a decrease of $78,000, or 12.1%, compared with other income of $645,000 for the three months ended June 30, 2005. The decline was primarily due to an $85,000 decrease in fee income from mortgage banking activities resulting from lower mortgage origination volume. Other income was further affected by a decrease of $1,000 in customer service fees and $16,000 in less income from the sale of other real estate owned since no such transaction occurred in 2006. Offsetting these declines was a $24,000 increase in other miscellaneous income, which was impacted by a one-time $10,000 increase in credit card fee income and $9,000 from the trade-in of two Bank-owned vehicles.

      Other income for the six months ended June 30, 2006 increased $42,000, or 3.6%, to $1,210,000 from $1,168,000 for the first six months ended June 30, 2005. This increase was due to a $154,000 increase in customer service fees attributable to increased core deposit activity and fees earned on an overdraft privilege product. Further impacting other income was an increase of $55,000 in other miscellaneous income, which was primarily attributable to a one-time gain of $62,000 from the exchange of one asset to another. Offsetting these increases was a $145,000 decline in income from mortgage banking activities because of lower mortgage origination volume during the first six months of 2006 as compared with 2005. In addition, there was a $6,000 decline in income associated with a decrease in the cash surrender value of the Bank's investment in life insurance and a decline of $16,000 from the gain on sale of other real estate owned because there were no sales in 2006 as in 2005.

Other Expenses

      Other expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of the Company, increased to $2,719,000 for the second quarter of 2006 from $2,444,000 for the second quarter of 2005. The $275,000, or 11.3%, increase is not only due to the Company's continued growth, but is attributable to increased salary, occupancy and equipment costs associated with a new branch located at 4510 Bath Pike, Bethlehem, Pennsylvania, the completion and opening of a new branch building located at 502 State Avenue, Emmaus, Pennsylvania and the completed renovation and full utilization of a 3-story brick building to house administrative, operational and executive offices.

      Salaries and employee benefit expenses, which make up the largest component of other expenses, increased $122,000, or 9.5%, to $1,400,000 for the second quarter of 2006 from $1,278,000 for the second quarter in 2005. The increase is primarily attributable to additions to staff the new branches and the increase in normal salary and benefit costs.

      Occupancy expenses increased $66,000, or 31.1%, to $278,000 for the three months ended June

30, 2006 from $212,000 for the three months ended June 30, 2005. The increase is due to the costs associated with the two newly opened branches.

      Equipment expense increased $9,000, or 4.3%, to $219,000 for the three months ended June 30, 2006 from $210,000 for the three months ended June 30, 2005. This increase is the result of additional costs and depreciation associated with equipment purchased to accommodate the Company's expansion.

      Other operating expenses during the second quarter of 2006 increased $78,000, or 10.5%, to $822,000 from $744,000 during the second quarter of 2005.
The increase is primarily associated with the growth of the Company.

      Salaries and employee benefit expenses, which make up the largest component of other expenses, increased $371,000, or 14.4%, to $2,954,000 for the second quarter of 2006 from $2,583,000 for the second quarter in 2005. The increase is attributable to staff additions to support the expansion of the Company and increases in normal salary and benefit related expenses.

      Occupancy expenses increased $138,000, or 32.5%, to $563,000 for the six months ended June 30, 2006 from $425,000 for the six months ended June 30, 2005. The increase is due to the costs associated with the renovation and full utilization of a 3-story brick building to accommodate administrative, operational and executive offices, the opening of a new branch in Bethlehem, Pennsylvania and the completed construction of a new branch building that opened in Emmaus, Pennsylvania.

      Equipment expense increased $34,000, or 8.4%, to $437,000 for the six months ended June 30, 2006 from $403,000 for the six months ended June 30, 2005. This increase is the result of additional costs and depreciation associated with equipment purchased to accommodate the Company's growth.

      Other operating expenses increased $88,000, or 6.0%, to $1,566,000 for the six months ended June 30, 2006 from $1,478,000 for the six months ended June 30, 2005. This increase was primarily the result of the Company's growth and increased transactional volume, which impacted certain volume driven expenses.

Income Taxes

      Income tax expense was $212,000 for the three months ended June 30, 2006, a decrease of $75,000, or 35.4%, compared with $287,000 for the three months ended June 30, 2005. The decline in the tax expense was attributable to realizing 13.2% in less net income before taxes in the second quarter of 2006 as compared with 2005 in addition to an increased level of tax exempt income.

      For the six months ended June 30, 2006, the tax provision was $430,000 compared with $542,000 for the six months ended June 30, 2005. This decrease of $112,000, or 20.7%, is the result of achieving lower pre-tax net income for the six months ended June 30, 2006 as compared with the same period in 2005 while increasing the amount of tax-exempt income. Income tax expense as a percentage of pretax income was 20.4% for the six months ended June 30, 2006 as compared with 23.3% for the same period in 2005.

Net Income

      Net income for the three months ended June 30, 2006 was $849,000, a decrease of $87,000, or 9.3%, compared with $936,000 for the three months ended June 30, 2005. The decrease in net income is the result of an increase of $184,000 in net interest income, a decrease of $78,000 in other income, and an increase of $275,000 in other expenses, offset by declines of $7,000 in the provision for loan losses and $75,000 in taxes. Basic and diluted earnings per share for the three months ended June 30, 2006 were $0.13 per share as compared with $0.15 per share for the three months ended June 30, 2005.

      Net income for the six months ended June 30, 2006 was $1,679,000, a decrease of $107,000, or 6.0%, compared with $1,786,000 for the six months ended June 30, 2005. The decrease in net income was attributable to an increase of $631,000 in other expenses, which was offset by an increase of $327,000 in net interest income, a decrease of $43,000 in the provision for loan losses, an increase of $42,000 in other income and a decrease of $112,000 in taxes. Basic and diluted earnings per share for the six months ended June 30, 2006 were each $0.27 per share, as compared with $0.28 per share for the six months ended June 30, 2005.

FINANCIAL CONDITION

Securities

      The Company's securities portfolio is comprised of securities that not only provide interest income, including tax-exempt income, but also provide a source of liquidity, diversify the earning assets portfolio, allow for the management of risk and tax liability, and provide collateral for repurchase agreements and public fund deposits. Policies are in place to address various aspects of managing the portfolio, which include but are not limited to, concentrations, liquidity, credit quality, interest rate sensitivity and regulatory guidelines. Adherence to these policies is monitored by the Company's Asset/Liability Committee on a monthly basis.

      The Company generally intends to hold its investment securities to maturity. As of June 30, 2006 all of the securities in the portfolio are classified as available for sale, with new purchases generally placed in this category. As part of the Company's strategy to reduce some of the future risk inherent within the investment portfolio, the Company sold, during the second quarter of 2006, the balance of its held to maturity securities, which totaled $1,026,000, at a gain of $38,000. Securities in the available for sale category are accounted for at fair value with unrealized appreciation or depreciation, net of tax, reported as a separate component of stockholders' equity. The Company periodically evaluates the securities portfolio to determine if any declines in the fair values of securities are other than temporary. If such a decline were deemed to be other than temporary, the Company would write down the security to its fair value through a charge to current period operations. As of June 30, 2006, there were no securities in the portfolio whose values were deemed to be other than temporarily impaired. Prior to June 30, 2006, any securities in the held to maturity category were accounted for at amortized cost. The Company invests in securities for the yield they produce and not to profit from trading. The Company holds no trading securities in its portfolio, and the securities portfolio contained no high-risk securities or derivatives as of June 30, 2006.

      The securities portfolio at June 30, 2006 was $69,424,000, compared to $75,213,000 at December 31, 2005, a decrease of $5,789,000, or 7.7%. The decline is attributable to repayments of principal, which were reinvested by funding the Company's loan growth of 6.4% since year end 2005. Securities available for sale decreased to $69,424,000 at June 30, 2006 from $74,175,000 at December 31, 2005, while there were no securities held to maturity at June 30, 2006 as compared with $1,038,000 at December 31, 2005.

      The carrying value of the available for sale portion of the portfolio at June 30 2006 includes an unrealized loss of ($2,812,000) (reflected as an accumulated other comprehensive loss of ($1,856,000) in stockholders' equity, net of a deferred income tax liability of ($956,000)). This compares with an unrealized loss at December 31, 2005 of ($1,336,000) (reflected as an accumulated other comprehensive loss of ($880,000) in stockholders' equity, net of a deferred income tax liability of ($456,000)).

Loans

      The loan portfolio comprises the major component of the Company's earning assets and generally is the highest yielding asset category. Gross loans receivable, net of unearned fees and origination costs, increased $18,706,000, or 6.4%, to $312,093,000 at June 30, 2006 from $293,387,000 at December 31,
2005. In comparing the first quarter of 2006 with the first quarter of 2005, gross loans increased 17.3%. Gross loans represented 87.9% of total deposits at June 30, 2006 as compared with 90.5% at December 31, 2005. Loan growth was significant in the commercial lending sector, where the Bank's general business development program and specific focus on municipal/tax-free lending have continued to lead this effort. Outstanding retail loans have grown as well, although to a lesser extent than commercial loans. While residential mortgage lending activity remains active, it is not as robust as it was a year ago primarily due to the increase in mortgage interest rates during the period. Although the Bank continues to sell mortgage loans into the secondary market, during the second quarter of 2006, the Bank made the decision to retain select mortgage loans within its own loan portfolio. Management's decision to portfolio more mortgage loans was made as part of its effort to manage yield and interest earning assets.

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

      The allowance for loan losses at June 30, 2006 and December 31, 2005 was $3,205,000 and $3,072,000, respectively, compared to $3,005,000 at June 30,
2005. Although less of a provision for loan losses was recorded in the first six months of 2006 as compared with the same period in 2005, there was an increase in the allowance for loan losses as of June 30, 2006 compared to December 31, 2005 due to the provision for loan losses exceeding net charge-offs. At June 30, 2006, the allowance for loan losses represented 1.03% of the gross loan portfolio, compared with 1.05% at December 31, 2005. This compares to 1.13% at June 30, 2005. At June 30, 2006, in consideration of the strong asset quality, management believes that the allowance for loan loss reserve is reasonable and adequate to address any potential losses.

      Table 1 - "Analysis of Allowance for Loan Losses" - details the activity, which occurred in the allowance over the first six months of 2006 and 2005.

      Table 1 - Analysis of Allowance for Loan Losses (1)

      ---------------------------------------------------------------------------------
       (in thousands)
                                                                2006           2005
                                                              -------        -------
       Balance, beginning of year                             $ 3,072        $ 2,838
       Provision charged to operating expense                     209            252
       Charge-offs:
         Commercial                                                 0              0
         Real estate                                              (45)           (36)
         Consumer                                                 (50)           (56)
                                                              -------        -------
         Total charge-offs                                        (95)           (92)

       Recoveries:
         Commercial                                                 2              0
         Real estate                                                2              3
         Consumer                                                  15              4
                                                              -------        -------
         Total recoveries                                          19              7

       Net (charge-offs)                                          (76)           (85)
                                                              -------        -------
                                                              $ 3,205        $ 3,005
                                                              =======        =======

       Net (charge-offs) recoveries to average net loans        (0.03)%        (0.03)%

       (1)   Bank's loan portfolio is entirely domestic
      ---------------------------------------------------------------------------------

      The Bank's lending policy is executed through the assignment of tiered loan limit authorities to individual officers of the Bank, the Officer's Loan Committee, the Board Loan Committee and the Board of Directors. Although the Bank believes it maintains sound credit policies, certain loans may deteriorate for a variety of reasons. The Bank's policy is to place all loans on a non-accrual status upon becoming 90 days delinquent in their payments, unless there is a documented and reasonable expectation of the collection of the delinquent amount. Loans are reviewed monthly as to their status, and on a quarterly basis, a Watch List of potentially troubled loans is prepared and presented to the Board of Directors. Management is not aware of any materially potential loan problems that have not been disclosed in this report.

      Table 2 - "Asset Quality Ratios" - summarizes pertinent asset quality ratios at June 30, 2006 and December 31, 2005.

      Table 2 -Asset Quality Ratios

      -----------------------------------------------------------------------
                                                   6/30/06          12/31/05
                                                   -------          --------

      Non-accrual loans/Total loans                   0.18%            0.21%

      Non-performing assets (1) /Total loans          0.31%            0.22%

      Net charge-offs/Average loans                   0.03%            0.07%

      Allowance/Total loans                           1.03%            1.05%

      Allowance/Non-accrual  loans                  572.32%          503.61%

      Allowance/Non-performing loans (1)            339.51%          488.39%

       (1) - Includes non-accrual loans.
      -----------------------------------------------------------------------

      At June 30, 2006, the Company had real estate in-substance foreclosure, in the amount of $27,000, which is the same amount outstanding at December 31, 2005. The Company expects to dispose of this property with minimal or no loss.

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

Bank Owned Life Insurance

      During 2000, the Bank invested $4,500,000 in Bank Owned Life Insurance ("BOLI") for a chosen group of employees, namely officers. In 2001, the Bank made a subsequent BOLI investment, resulting in a total investment of $6,000,000. Under the terms of the BOLI, the Bank is the owner and beneficiary of the policies. The Bank's BOLI was funded from the proceeds of deposit growth and from the sale of investment securities. Earnings from the BOLI are recognized as other income. The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance, and provides a tax advantage to the Company. This profitability is used to offset a portion of current and future employee benefit costs and a Nonqualified Supplemental Executive Retirement Plan for the Company's Chief Executive Officer.

      The Company had $7,641,000 and $7,506,000 in BOLI as of June 30, 2006 and December 31, 2005, respectively. Although the BOLI is an asset that may be liquidated, it is the Company's intention to hold this pool of insurance because it provides tax-exempt income that lowers the Company's tax liability, while enhancing its overall capital position.

Investment in Bank

      On September 23, 2003, the Company purchased 141,300 shares of common stock outstanding for $1,413,000 in a de novo bank, named Berkshire Bank, located in Wyomissing, Berks County, Pennsylvania. On October 22, 2003, the Company purchased an additional 12,123 shares of common stock for $121,000, which resulted in increasing the Company's investment to $1,534,000, or 18.3%, of Berkshire Bank's outstanding common stock as of December 31, 2003. The aggregate ownership percentage of the Company and its directors and officers as dictated within the terms of the Stock Subscription and Purchase Agreement between the Company and Berkshire was 19.9%.

      During 2004, Berkshire Bank announced a 5-for-4 stock split, effected in the form of a 25% stock dividend, payable July 22, 2004, which resulted in the Company receiving an additional 38,355 shares. On September 1, 2004, Berkshire Bank commenced a three-phase common stock offering effective through March 31, 2005. In order to maintain its level of investment in Berkshire Bank, the Company purchased an additional 57,119 shares. On July 21, 2005, Berkshire Bank announced the payment of a 5-for-4 stock split, effected in the form of a 25% stock dividend, payable August 19, 2005, which resulted in an additional 62,224 shares. As of June 30, 2006, the Company's total investment in Berkshire Bank was $2,147,000, represented by 311,121 shares, resulting in a 19.9% aggregate ownership in consideration of the combined ownership of the Company, its directors and its officers.

      During the second quarter of 2006, Berkshire Bank became a wholly owned subsidiary of Berkshire Bancorp, Inc. pursuant to a Plan of Reorganization and a Plan of Merger (the "Plan") that were approved by its shareholders on April 18, 2006. The Plan provided for the one-for-one exchange of shares of common stock of Berkshire Bank for shares of common stock of Berkshire Bancorp, Inc. In accordance with its ownership of 311,121 shares of common stock, the Company intends, upon the effective date of the merger, to acquire the equivalent of 19.9% of the issued and outstanding shares of common stock, par value $1.00, of Berkshire Bancorp, Inc. In addition, the Company executed a Crown X agreement that was amended to reflect the Company's acquisition of Berkshire Bancorp, Inc. common stock. Other than this revision, the Crown X agreement, which was approved by the Federal Reserve Bank of Philadelphia in July 2006, remained substantially unchanged from the Crown X agreement originally approved by the Federal Reserve Bank in September 2003.

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

Deposits

      Deposits are the major source of the Company's funds for lending and investment purposes. Total deposits at June 30, 2006 were $354,966,000, an increase of $30,660,000, or 9.5%, from total deposits of $324,306,000 at December 31, 2005. The growth in deposits was primarily due to the $30,540,000 increase in time deposits. There was a shift between deposit categories where customers invested more funds in term deposits since certain time deposit term products carried a higher rate of interest than other types of deposits. Interest rate increases were influenced by prime rate increases and competitive pressures. This trend impacted the cost of deposits, which increased to 2.56% as of June 30, 2006 from 1.99% as of December 31, 2005 and 1.74% as of June 30, 2005.

Securities Sold under Agreements to Repurchase

      Securities sold under agreements to repurchase increased $1,925,000, or 52.7%, to $5,575,000 at June 30, 2006 from $3,650,000 at December 31, 2005 due to an increase in the interest rate paid on this product, which attracted additional investors. Securities sold under agreements to repurchase generally mature in one business day and roll over under a continuing contract.

Short-Term Borrowings

      There were no outstanding short-term borrowings in the form of overnight federal funds purchased as of June 30, 2006 as compared with $3,923,000 at December 31, 2005. Since the cost of borrowings has been higher than the cost of raising deposits, the Bank has been proactive in minimizing the use of such a funding source. The Bank has a $5,000,000 federal funds line of credit with its main correspondent bank, Atlantic Central Bankers Bank, Camp Hill, Pennsylvania ("ACBB") as well as a short-term/overnight line of credit of $35 million with the Federal Home Loan Bank of Pittsburgh ("FHLB"), which is part of its overall maximum borrowing capacity of $154,460,000.

Long-Term Debt and Borrowing Capacity

      There were $30 million outstanding in fixed rate term loans with the FHLB at June 30, 2006, a decrease of $10 million as compared with the $40 million that was outstanding at December 31, 2005. The $30 million borrowing is comprised of the following fixed rate borrowings (dollars in thousands):

                      Maturity          Amount         Rate
                -----------------     ---------      --------

                November 28, 2006      $ 6,000         2.80%
                May 7, 2007              5,000         3.89%
                November 28, 2007        7,000         3.43%
                May 5, 2008              5,000         4.03%
                November 28, 2008        7,000         3.78%
                                       -------        -----

                         Total         $30,000         3.57% weighted average
                                       =======        =====

      The Bank has used long-term borrowings to fund growth. This strategy has helped the Bank to manage its cost of funds by allowing it to lock into fixed rates, at a time when interest rates were at their historic lowest levels.

      The Bank has a total maximum borrowing capacity for both short and long-term borrowings of approximately $154,460,000 with the FHLB, out of which $30 million represents fixed rate term loans that were outstanding at June 30, 2006, and resulted in an unused borrowing capacity of $124,460,000.

Mandatory Redeemable Capital and Junior Subordinated Debentures

      As of June 30, 2006, the Company had $8,248,000 outstanding in junior subordinated debentures, which were issued on July 31, 2003 to investors as capital trust pass-through securities by East Penn Statutory Trust I ("Trust"), a Connecticut statutory business trust and non-consolidated wholly owned subsidiary of the Company. The securities have a fixed rate of 6.80% through September 17, 2008. The capital securities are redeemable by the Company on or after September 17, 2008, at par, or earlier, if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on September 17, 2033. Proceeds totaling $4.3 million were contributed to the capital at the Bank. The remaining proceeds in the amount of $3.9 million were used to invest in Berkshire Bank, a de novo bank, and the repurchase of the Company's common stock. The Company chose to utilize the multi-issuer trust preferred alternative, which proved to be a less expensive and more flexible resource of regulatory capital.

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

      The Company manages its balance sheet with the intent of maximizing net interest income, while maintaining an acceptable level of risk to minimize the impact that changing interest rates may have on its net income and changes in the economic value of its equity. The overall interest rate risk position and strategies for the management of interest rate risk are reviewed by senior management and the Asset/ Liability Committee ("ALCO") of the Board of Directors on an ongoing basis. The Company utilizes a variety of methodologies and resources to measure its interest rate risk. It also has the ability to implement strategies to manage interest rate risk, which include, but are not limited to, selling newly originated residential mortgage loans, controlling the volume mix of fixed/variable rate commercial loans and securities, increasing/ decreasing deposits via interest rate changes, borrowing from the FHLB, and buying/selling securities. Adjustments to the mix of interest sensitive assets and liabilities are made periodically in an effort to give the Company dependable and steady growth in net interest income, while at the same time, managing the related risks.

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

      Liquidity from asset categories is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which were $16,991,000 at June 30, 2006, compared to $11,129,000 at December 31, 2005. This increased liquidity was the result of the influx of funds from the growth in deposits. Additional asset liquidity sources include principal and interest payments from securities in the Company's investment portfolio and cash flow from its amortizing loan portfolio. Longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. At June 30, 2006, there was $49,114,000 in liquid securities as compared with $54,746,000 at December 31, 2005. Liquid securities decreased by $5,632,000 since year-end as a result of reinvesting the cash flow generated from the investment securities portfolio into loans and the need to pledge additional securities to collateralize the increase in securities sold under agreements to repurchase.

      Liability liquidity sources include attracting deposits at competitive rates. Deposits at June 30, 2006 were $354,966,000, compared to $324,306,000 at December 31, 2005. In addition, the Bank has lines of credit with its main correspondent bank, ACBB, and with the FHLB, which are reliable sources for short and long-term funds.

      The Company's consolidated financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk. Off-balance sheet arrangements are discussed in detail below.

      Management is of the opinion that its liquidity position, at June 30, 2006, is adequate to respond to fluctuations "on" and "off" the balance sheet. In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in the Company's inability to meet anticipated or unexpected liquidity needs.

Contractual Obligations

      The Company has various financial obligations that may require future cash payments. These obligations include the payment of liabilities recorded on the consolidated balance sheet as well as contractual obligations for purchase commitments and operating leases. The following table represents the Company's contractual obligations, by type, that are fixed and determined at June 30, 2006.

                             CONTRACTUAL OBLIGATIONS

                                                           June 30, 2006
                                  ---------------------------------------------------------------
                                  Less Than                                   Over
                                   1 Year     1 - 3 Years   3 - 5 Years      5 Years        Total
                                  ---------   -----------   -----------     --------      --------
                                                           (in thousands)
Time deposits                     $109,010      $ 39,743      $  3,560      $    347      $152,660
Long-term debt                      11,000        19,000            --            --        30,000
Junior subordinated
   debentures                           --         8,248            --            --         8,248
Nonqualified supplemental
   executive retirement plan           119           182            72           240           613
Premises commitments                   850            --            --            --           850
Operating leases                       259           512           410           960         2,141
                                  --------      --------      --------      --------      --------

         Total                    $121,238      $ 67,685      $  4,042      $  1,547      $194,512
                                  ========      ========      ========      ========      ========

Off-Balance Sheet Arrangements

      The Company's consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made in accordance with the same standards as on-balance sheet instruments. Unused commitments at June 30, 2006 were $84,279,000, which consisted of $58,196,000 in unfunded commitments to existing loans, $12,377,000 to grant new loans, $11,792,000 in unused lines for overdraft privilege and $1,914,000 in letters of credit. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not present a liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital

      The following Table 3 presents the risk-based and leverage capital amounts and ratios at June 30, 2006 for the Company and the Bank.

                                                                                                              To be Well
                                                                                                           Capitalized under
                                                                               For Capital Adequacy        Prompt Corrective
                                                             Actual                  Purposes              Action Provisions
                                                      ------------------       --------------------       -------------------
                                                      Amount       Ratio        Amount       Ratio        Amount        Ratio
                                                      ------       -----       -------       ------       ------        -----
                                                                              (Dollars in Thousands)
As of June 30, 2006:
     Total capital (to risk-weighted assets):
         Company                                     $35,896        10.9%     =>$26,337      =>8.0%         N/A           N/A%
         Bank                                         33,225        10.2       =>26,160      =>8.0      =>$32,700      =>10.0
     Tier 1 capital (to risk-weighted assets):
         Company                                      32,691         9.9       =>13,169      =>4.0          N/A           N/A
         Bank                                         30,020         9.2       =>13,080      =>4.0       =>19,620       =>6.0
     Tier 1 capital (to average assets):
         Company                                      32,691         8.0       =>16,265      =>4.0          N/A           N/A
         Bank                                         30,020         7.4       =>16,149      =>4.0       =>20,187       =>5.0

      All of the capital ratios presented continue to remain at levels, which are considered to be "well-capitalized" as defined by regulatory guidelines. However, one of the three capital ratios represented by total capital as a percentage of risk-weighted assets of the Company and the Bank, which are 10.9% and 10.2%, respectively, has declined to a level that is very close to the regulatory "well capitalized" threshold of 10%. This ratio has declined because capital growth, through the retention of earnings alone, has not kept up with the robust asset growth experienced by the Company in recent years. Management continues to closely monitor this ratio in an attempt to mitigate further deterioration below the 10% well capitalized regulatory threshold.

      Banking laws and regulations limit the amount of cash dividends that may be paid without prior approval from the Company's regulatory agencies. In abidance with such requirements, on January 19, 2006, the Board of Directors authorized and declared a semi-annual cash dividend for 2006 in the amount of $0.11 per share, payable on February 28, 2006 to all shareholders of record as of February 3, 2006. The payment of this semi-annual cash dividend decreased retained earnings by $693,000. On July 20, 2006, the Board of Directors authorized and declared a cash dividend for the second half of 2006 for $0.11 per share of common stock, payable on August 31, 2006 to all shareholders of record as of August 11, 2006.

      Restrictions under the Section 202e of the Pennsylvania Banking Code of 1965 are placed on the size of a Bank's investment in fixed assets as a percentage of equity. Presently, the Bank exceeds the allowable limit of 25% of equity, as defined by the Pennsylvania Department of Banking. The Bank's fixed assets as a percentage of equity increased to 40.9% at June 30, 2006, as compared with 36.3% at June 30, 2005. This increase is due to the increase in fixed assets primarily associated with the completed construction of a new branch building, the opening of two branches and the Bank's newly renovated and fully occupied administrative and operational office space and a new branch. Generally, the Bank contacts the Department of Banking to obtain the Department's approval before acquiring a fixed asset that is of a material dollar amount. On March 30, 2006, the Bank received an authorization from the Department of Banking to exceed the fixed asset limitation as a result of filing an application to open a new branch. Compliance with the allowable fixed asset limit of this section of the Banking Code is expected to occur through normal depreciation adjustments and retention of earnings.

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

Item 4.

Controls and Procedures

      (a)   Evaluation of disclosure controls and procedures

            As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic filings.

      (b)   Changes in internal control over financial reporting

            The Company made no significant changes in its internal control over financial reporting or in other factors that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4.     Submission of Matters to a Vote of Security Holders
------

                  The Company held its annual meeting of shareholders on May 11,
            2006 at the Allen Organ Company located at 3370 Route 100, Macungie, PA 18062. The Judges of Election reported that the results of the balloting revealed that holders of 5,034,746 shares of common stock, representing 79.9% of the total number of shares outstanding, were represented in person or by proxy at the 2006 annual meeting of shareholders.

            The following outlines the items voted on at the meeting as well as the votes cast for, against and non-votes for each item.

            I. Election of Class B directors to serve for a three-year term expiring 2009.

                                                               Withhold
                                              For              Authority
                                          ------------       -------------

                  Dale A. Dries            4,650,068            384,678
                  Thomas R. Gulla          4,581,720            453,026
                  Linn H. Schantz          4,872,808            161,938
                  Donald S. Young          4,859,612            175,134

            II. Ratification of the selection of Beard Miller Company, LLP, Certified Public Accountants, as independent auditors of the Company for 2006.

                                For              Against           Abstain
                                ---              -------           -------
                             4,950,983            67,600            16,163

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

            10.6 Agreement of sale between East Penn Bank and WAWA, Inc. dated November 10, 2005.

            11 Statement re: Computation of per share earnings is incorporated by reference herein to Note 3 on page 9 of this Form 10-Q.

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

                                Date: August 10, 2006

                                By: /s/ Theresa M. Wasko
                                   --------------------------------------------
                                   Theresa M. Wasko
                                   Treasurer and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                Date: August 10, 2006

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

10.6 Agreement of sale between East Penn Bank and WAWA, Inc. dated November 10, 2005.

11 Statement re: Computation of per share earnings is incorporated by reference herein to Note 3 on page 9 of this Form 10-Q.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/15d-15(e).

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/15d-15(e).

32.1 Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.