Form 10-Q
period 2006-09-30
EAST PENN FINANCIAL CORP
filed 2006-11-14
CIK 1220483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ____________.

000-50330
Commission File Number

EAST PENN FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	65-1172823
(State or other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

731 Chestnut Street, P.O. Box 869, Emmaus, Pennsylvania 18049
(Address of principal executive offices)

Registrant’s telephone number: 610-965-5959

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

6,304,262 shares of common stock, par value $0.625 per share, outstanding as of October 31, 2006.

EAST PENN FINANCIAL CORPORATION

INDEX
QUARTERLY REPORT ON FORM 10-Q

Index

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EAST PENN FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share data)	2006 (Unaudited)	2005 (Audited)
ASSETS
Cash and due from banks	$6,634	$10,609
Interest bearing deposits	1,381	20
Federal funds sold	8,769	-
Cash and cash equivalents	16,784	10,629
Interest bearing time deposits	-	500
Securities available for sale	69,213	74,175
Securities held to maturity	-	1,038
Total securities	69,213	75,213
Mortgages held for sale	1,556	1,077
Loans, net of unearned income	315,140	293,387
Less: allowance for loan losses	(3,235)	(3,072)
Total net loans	311,905	290,315
Bank premises and equipment, net	10,010	9,320
Investment in restricted stock	2,459	3,115
Other real estate owned	-	27
Bank owned life insurance	7,709	7,506
Accrued interest receivable and other assets	6,309	6,527

Total assets	$425,945	$404,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$45,577	$44,257
Interest bearing	310,003	280,049
Total deposits	355,580	324,306
Securities sold under agreements to repurchase	6,183	3,650
Short-term borrowings	-	3,923
Long-term debt	30,000	40,000
Junior subordinated debentures	8,248	8,248
Accrued interest payable and other liabilities	1,890	1,261

Total liabilities	401,901	381,388

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorize
16,000,000 shares; none issued	-	-
Common stock, par value $0.625 per share;
authorized 40,000,000 shares; issued
6,612,554 shares; outstanding 6,304,262 shares	4,133	4,133
Surplus	9,260	9,246
Retained earnings	13,384	12,192
Accumulated other comprehensive loss	(883)	(880)
Less: Treasury stock, at cost, 308,292 shares	(1,850)	(1,850)
Total stockholders’ equity	24,044	22,841

Total liabilities and
stockholders’ equity	$425,945	$404,229

See Notes to Consolidated Financial Statements

Index

EAST PENN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three Months and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except share data)	2006	2005	2006	2005

Interest income
Interest and fee income on loans	$5,234	$4,210	$14,795	$11,665
Securities:
Taxable	565	748	1,838	2,341
Tax-exempt	219	157	566	459
Other	147	79	250	140
Total interest income	6,165	5,194	17,449	14,605

Interest expense
Deposits	2,337	1,454	5,939	3,665
Federal funds purchased and securities
sold under agreements to repurchase	33	19	198	133
Long-term debt	274	394	891	907
Junior subordinated debentures	136	136	408	408
Total interest expense	2,780	2,003	7,436	5,113

Net interest income	3,385	3,191	10,013	9,492

Provision for loan losses	90	84	299	336

Net interest income after
provision for loan losses	3,295	3,107	9,714	9,156

Other income
Customer service fees	412	386	1,189	1,009
Mortgage banking activities, net	29	86	97	299
Income from investment in life insurance	68	70	203	211
Net realized gains on sale of other real estate	14	-	14	16
Other income	76	70	306	245
Total other income	599	612	1,809	1,780

Other expense
Salaries and wages	1,126	1,004	3,366	2,930
Employee benefits	370	343	1,084	1,000
Occupancy	279	243	842	668
Equipment	218	208	655	611
Other operating expenses	780	761	2,346	2,239
Total other expense	2,773	2,559	8,293	7,448

Income before income taxes	1,121	1,160	3,230	3,488

Federal income taxes	221	261	651	803

Net income	$900	$899	$2,579	$2,685

Basic earnings per share	$0.14	$0.14	$0.41	$0.43

Diluted earnings per share	$0.14	$0.14	$0.41	$0.42

Cash dividends per common share	$0.11	$0.10	$0.22	$0.19

See Notes to Consolidated Financial Statements

Index

EAST PENN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended
September 30, 2006 and 2005
(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Treasury
(In thousands, except share data)	Stock	Surplus	Earnings	Income (Loss)	Stock	Total

Balance, December 31, 2004	$4,131	$9,225	$9,887	$274	($1,850)	$21,667

Comprehensive income:
Net income	-	-	2,685	-	-	2,685
Changes in net unrealized losses
on securities available for sale,
net of tax effect	-	-	-	(735)	-	(735)

Total comprehensive income						1,950

Exercise of 3,652 common stock
options	2	21	-	-	-	23

Cash dividends ($0.19 per share)	-	-	(1,198)	-	-	(1,198)

Balance, September 30, 2005	$4,133	$9,246	$11,374	($461)	($1,850)	$22,442

Balance, December 31, 2005	$4,133	$9,246	$12,192	($880)	($1,850)	$22,841

Comprehensive income:
Net income	-	-	2,579	-	-	2,579
Changes in net unrealized losses
on securities available
for sale, net of tax effect	-	-	-	(3)	-	(3)

Total comprehensive income						2,576

Compensation expense related to
stock options	-	14	-	-	-	14

Cash dividends ($0.22 per share)	-	-	(1,387)	-	-	(1,387)

Balance, September 30, 2006	$4,133	$9,260	$13,384	($883)	($1,850)	$24,044

See Notes to Consolidated Financial Statements

Index

EAST PENN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005
(Unaudited)
	Nine Months Ended September 30,
(In thousands)	2006	2005
CASH FLOWS from OPERATING ACTIVITIES
Net income	$2,579	$2,685
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	299	336
Provision for depreciation and amortization	658	572
Compensation expense for stock options	14	-
Net amortization of securities premiums and discounts	120	179
Net realized gain on sale of foreclosed real estate	(14)	(16)
Net realized gain from the sale of held to maturity securities	(38)	-
Proceeds from sale of mortgage loans	7,213	20,880
Net gain on sale of loans	(97)	(299)
Loans originated for sale	(7,595)	(23,033)
Earnings on investment in life insurance	(203)	(211)
(Increase) decrease in accrued interest receivable
and other assets	220	(141)
Increase in accrued interest payable
and other liabilities	629	472

Net Cash Provided by Operating Activities	3,785	2,424

CASH FLOWS from INVESTING ACTIVITIES
(Increase) decrease in interest bearing time deposits	500	(500)
Purchases of available for sale securities	(7,223)	(5,097)
Proceeds from maturities of and principal repayments
on available for sale securities	6,924	10,171
Proceeds from sale of available for sale securities	5,136	-
Proceeds from maturities of and principal repayments
on held to maturity securities	39	2
Proceeds from sale of held to maturity securities	1,037	-
Proceeds from the sale of other real estate owned	41	31
Net increase in loans	(21,889)	(31,120)
Net (increase) decrease in restricted stock	656	(417)
Purchases of bank premises and equipment	(1,348)	(1,981)
Investment in Berkshire Bank	-	(287)

Net Cash Used in Investing Activities	(16,127)	(29,198)
CASH FLOWS from FINANCING ACTIVITIES
Net increase in deposits	31,274	9,219
Net increase (decrease) in federal funds purchased and
securities sold under agreements to repurchase	(1,390)	2,967
Increase in long-term borrowings	-	20,000
Repayment of long-term borrowings	(10,000)	-
Proceeds from the exercise of stock options	-	23
Dividends paid	(1,387)	(1,198)

Net Cash Provided by Financing Activities	18,497	31,011

Net Increase in Cash and Cash Equivalents	6,155	4,237

Cash and cash equivalents - Beginning	10,629	8,782

Cash and cash equivalents - Ending	$16,784	$13,019

Index

SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid	$6,852	$4,796
Federal income taxes paid	$540	$850

SUPPLEMENTAL SCHEDULE of NON-CASH INVESTING
and FINANCING ACTIVITIES

Other real estate acquired in settlement of loans	-	$15

See Notes to Consolidated Financial Statements

Index

EAST PENN FINANCIAL CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

1.     Basis of Presentation

East Penn Financial Corporation (the “Company”) was incorporated on January 27, 2003 for the purpose of forming a bank holding company. On July 1, 2003, the Company completed the reorganization with East Penn Bank (the “Bank”) and its wholly owned subsidiary, East Penn Mortgage Company, into the holding company form of ownership. In the reorganization, the Bank became a wholly owned banking subsidiary of the Company. On July 31, 2003, the Company formed East Penn Statutory Trust I (the “Trust”), a Connecticut statutory business trust, for the purpose of issuing $8 million in capital pass-through securities to investors.

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

Operating results for the nine-month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.	Investment in Bank

On September 23, 2003, the Company made an initial purchase of 141,300 shares of common stock of a de novo bank, named Berkshire Bank, located in Wyomissing, Berks County, Pennsylvania. At the completion of Berkshire Bank’s initial stock offering, the Company purchased an additional 12,123 shares, which resulted in increasing the Company’s investment to $1,534,000 of Berkshire Bank’s outstanding common stock as of December 31, 2003. In consideration of the Company’s and its director’s and officer’s combined ownership of Berkshire Bank common stock, the aggregate percentage ownership was 19.9% as of the 2003 year end, which is in accordance with the terms of a Stock Subscription and Purchase Agreement between the Company and Berkshire Bank. Under this agreement, the Company is also entitled to purchase from Berkshire Bank up to 5% of additional stock at any time beginning on the date of the warrant and for 10 years thereafter at an exercise price of $6.40 per share, which is adjusted in consideration of three 5-for-4 stock splits. The total number of shares that are subject to purchase under all of the Company’s warrants, options or rights shall not exceed 25% of the total number of shares of Berkshire Bank common stock.

In August 2003, the Company entered into a passive investment agreement (“Crown X agreement”) that was approved by the Federal Reserve Bank of Philadelphia in September 2003. The Crown X agreement imposes certain restrictions where the Company has agreed not to:

•	solicit proxies with respect to any voting securities of Berkshire Bank or influence the manner in which any other shareholder of Berkshire Bank votes any voting securities of Berkshire Bank;
•	cause any voting securities of Berkshire Bank to be subject to a voting trust;
•	cause Berkshire Bank to become a subsidiary of the Company;
•	have any designated representative serve or act as an officer, director, employee or agent of Berkshire Bank;

Index

•	propose any person for election as a director of Berkshire Bank;
•	attempt to influence the dividend policies or practices of Berkshire Bank; the investment, loan or credit decision policies; the pricing of services; personnel decisions or operations activities;
•	exercise or seek to exercise any controlling influence over the management of Berkshire Bank;
•
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

Pursuant to a Plan of Reorganization and a Plan of Merger (the “Plan”) that was approved by Berkshire Bank’s shareholders on April 18, 2006, a holding company named Berkshire Bancorp, Inc. was formed and was effective September 1, 2006. As part of the reorganization, Berkshire Bank became a wholly owned banking subsidiary of Berkshire Bancorp, Inc. The Plan further provided for the one-for-one exchange of shares of common stock of Berkshire Bank for shares of common stock of Berkshire Bancorp, Inc. In accordance with its equivalent 19.9% ownership, the Company exchanged one-for-one the common stock shares of Berkshire Bank for the common stock shares of Berkshire Bancorp, Inc. In addition, the Company executed a Crown X agreement that was amended to reflect the Company’s acquisition of Berkshire Bancorp, Inc. common stock. Other than this revision, the Crown X agreement, which was approved by the Federal Reserve Bank of Philadelphia in July 2006, remained substantially unchanged from the original agreement approved by the Federal Reserve Bank in September 2003.

  Subsequently, Berkshire Bancorp, Inc. announced a 5-for-4 stock split effected in the form of a stock dividend as of the record date of September 14, 2006, which resulted in the issuance of 77,780 additional shares of common stock. As of September 30, 2006, the Company’s total investment in Berkshire Bancorp, Inc. was $2,147,000, represented by 388,901 shares, resulting in a 19.9% aggregate ownership in consideration of the combined ownership of the Company, its directors and its officers. The investment is carried at cost and is included in the other assets category on the consolidated balance sheet. Based upon the limitations imposed by the Crown X agreement, the Company is considered to be a passive investor.

3.    Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Nine Months Ended		Three Months Ended
	September 30		September 30,
	2006	2005	2006	2005

Net income applicable to common stock	$2,579,000	$2,685,000	$900,000	$899,000
Weighted-average common shares outstanding	6,304,262	6,302,452	6,304,262	6,303,560
Effect of dilutive securities, stock options	18,613	20,073	16,350	19,288

Weighted-average common shares outstanding
used to calculate diluted earnings per share	6,322,875	6,322,525	6,320,612	6,322,848

Basic earnings per share	$0.41	$0.43	$0.14	$0.14
Diluted earnings per share	$0.41	$0.42	$0.14	$0.14

Index

4.    Comprehensive Income

The components of other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005
Unrealized holding gains (losses) on
available for sale securities	($5)	($1,114)	$1,473	($898)

Less reclassification adjustments for
loss included in net income	-	-	-	-

Net unrealized gains (losses)	(5)	(1,114)	1,473	(898)
Tax effect	2	379	(500)	302

Net of tax amount	($3)	($735)	$973	($593)

5.    Stock-Based Compensation

Prior to January 1, 2006, the Company’s stock option plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of income through December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified-prospective transition method. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on a grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, there were no unvested options. However, on May 18, 2006, 13,000 options to purchase common stock were granted to directors. Since the options have a six-month vesting period, the Company had 13,000 stock options not fully vested as of September 30, 2006 with related compensation costs totaling $19,000. The cost is expected to be recognized monthly on a straight-line basis through November 18, 2006, which is the end of the six-month vesting period.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes for the three and nine months ended September 30, 2006, were $10,000 and $13,000, respectively, lower than if the granting of options had continued to be accounted for as share-based compensation under Opinion 25.

The table below illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods.

Index

	Nine Months Ended	Three Months Ended
	September 30,	September 30,
	2005	2005
	(In thousands, except share data)

Net income as reported	$2,685	$899
Total stock-based compensation cost, net of tax,
that would have been included in the
determination of net income if the fair
value based method had been applied
to all awards	84	6

Pro forma net income	$2,601	$893

Basic earnings per share:
As reported	$0.43	$0.14
Pro forma	$0.41	$0.14
Diluted earnings per share:
As reported	$0.42	$0.14
Pro forma	$0.41	$0.14

6.     Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit that are written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. The Bank had $2,671,000 in standby letters of credit as of September 30, 2006. Management believes that the proceeds obtained through liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2006 for guarantees under standby letters of credit is not material.

7.    New Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”).   SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments.  Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company’s consolidated financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its consolidated financial statements.

In February 2006, the FASB issued Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash

Index

Settlement upon the Occurrence of a Contingent Event”. This position amends SFAS 123(R) to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS 123(R) until it becomes probable that the event will occur. The guidance in this FASB Staff Position shall be applied upon initial adoption of Statement 123(R). The adoption of SFAS 123(R) did not have an impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of this new pronouncement on its consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

On September 13, 2006, the Securities and Exchange Commission “SEC” issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption, it will have no impact on the reported results of operations or financial conditions.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1’ “Accounting for Planned Major Maintenance Activities”, which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance-method of accounting for planned major maintenance activities. We do not expect this pronouncement to have a significant impact on the determination or reporting of our financial results.

Index

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
September 30, 2006

The following is management’s discussion and analysis of the significant changes in the consolidated financial condition, results of operations, capital resources and liquidity presented in the accompanying unaudited consolidated financial statements for the Company. This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as, the Company's December 31, 2005 Annual Report on Form 10-K. Current performance does not guarantee and may not be indicative of similar performance in the future.

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements. The forward-looking statements contained in this report are subject to certain risks, assumptions and uncertainties. Because of the possibility of change in the underlying assumptions, actual results could differ materially from those projected in the forward-looking statements. Additional factors that might cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to:

-	operating, legal and regulatory risks,
-	economic, political and competitive forces affecting the Company’s services, and
-	the risk that management’s analyses of these risks could be incorrect and/or that the strategies developed to address them could be unsuccessful.

The Company’s forward-looking statements are relevant only as of the date on which the statements are made. By making forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances. Readers should carefully review the risk factors described in other periodic reports and public documents that the Company files from time to time with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained on pages 15 and 18 herein of this report for the provision and allowance for loan losses.

OVERVIEW

Net income for the nine months ended September 30, 2006 was $2,579,000 as compared with net income of $2,685,000 for the nine months ended September 30, 2005. The $106,000, or 3.9% decline in earnings is attributable to an increase in the Company’s operating expenses resulting from its expansion and growth as well as the decline in the Company’s net interest margin. On a dilutive earnings per share basis, net income for the nine months ended September 30, 2006 was $0.41 per share as compared with $0.42 per share for the same period in 2005. Net income as a percentage of average assets on an annualized basis, also known as return on average assets, decreased to 0.84% for the first nine months of 2006 from 0.95% for the first nine months of 2005. This decline was the result of a decrease in net income in comparison with asset growth of 7.6% from the end of the third quarter of 2005 to the end of the third quarter of 2006. Net income as a percentage of total average stockholders’ equity on an annualized basis, also known as return on average equity, was 15.21% and 16.40% for the first nine months of 2006 and 2005, respectively. The decrease in this ratio is attributable to the decline in net income in contrast to the increased level of stockholders’ equity.

During the first nine months of 2006, the Company’s assets increased $21,716,000, or 5.4%, to $425,945,000 as of September 30, 2006 as compared with $404,229,000 as of the year ended December 31,

Index

2005. The increase in assets since the 2005 year end is attributable to the increase in cash and cash equivalents and loans. Loans, which increased to $315,140,000 as of September 30, 2006 from $293,387,000 as of December 31, 2005, were funded from cash flow generated from the investment portfolio, which declined $6,000,000 and the proceeds of deposit growth, which increased $31,274,000 to $355,580,000 at the end of the third quarter of 2006 from $324,306,000 as of December 31, 2005. This compares to deposit growth of $9,219,000, or 3.1%, to $307,484,000 at September 30, 2005 from $298,265,000 as of December 31, 2004. The growth in total deposits during the first nine months of 2006 was higher than that of the same period in 2005 as a result of increased interest bearing deposits driven by the Bank’s continued efforts to offer competitive interest rates and provide quality customer service.

RESULTS OF OPERATIONS

Net Interest Income

For the three months ended September 30, 2006, total interest income increased $971,000, or 18.7%, to $6,165,000 as compared with $5,194,000 for the three months ended September 30, 2005. This increase is primarily due to loan volume growth, which is the Company’s highest yielding asset, and increased yields on interest earning assets impacted by  six 25 basis point prime rate increases that occurred since the third quarter of 2005.

Total interest expense increased by $777,000, or 38.8%, to $2,780,000 for the three months ended September 30, 2006 from $2,003,000 for the three months ended September 30, 2005. This increase is primarily attributable to deposit growth and the increased costs associated with attracting and maintaining deposits during a period of rising short-term interest rates.

Net interest income increased by $194,000, or 6.1%, to $3,385,000 for the three months ended September 30, 2006 from $3,191,000 for the three months ended September 30, 2005.

For the nine months ended September 30, 2006, total interest income increased $2,844,000, or 19.5%, to $17,449,000, as compared with $14,605,000 for the nine months ended September 30, 2005. This increase was supported by the yield from interest earning assets, which increased to 6.30% (on a fully tax equivalent basis) during the first nine months of 2006 from 5.77% during the first nine months of 2005 as a result of prime rate increases, which contributed to the better than anticipated yields. In addition, average interest-earning assets increased 9.4% to $383,423,000 for the first nine months of 2006, from $350,369,000 for the first nine months of 2005. The growth in average interest earning assets was primarily attributable to increased loan volume, which was funded from the cash flow generated from the investment securities portfolio and deposit growth.

Total interest expense increased $2,323,000, or 45.4%, to $7,436,000 for the nine months ended September 30, 2006, from $5,113,000 for the nine months ended September 30, 2005. This increase was attributable to the 9.3% growth in average interest bearing liabilities, which increased $29,131,000 to $341,407,000 for the first nine months of 2006 from $312,276,000 for the first nine months of 2005. The need to increase interest rates to maintain and attract deposits affected the Bank’s cost of funds, which increased to 2.91% for the nine months ended September 30, 2006 from 2.19% for the same period in 2005.

Net interest income increased by $521,000, or 5.5%, to $10,013,000 for the nine months ended September 30, 2006 from $9,492,000 for the nine months ended September 30, 2005. This increase was attributable to the growth of interest sensitive assets, in particular loans, and prime rate increases, which helped to offset and to a certain degree, minimize the impact of increased costs associated with funding sources. The composition of the Company’s interest sensitive assets shifted, where the balance of the investment portfolio decreased due to reinvesting the cash flow in loans, which are higher yielding. In addition, the proceeds from the deposit growth were not only used to fund loans, but were used to reduce the Bank’s borrowings, which are a more costly funding source as compared with deposits. This strategy helped to minimize further compression of the Bank’s net interest rate spread and margin. For the first nine months of 2006, the net interest spread (on a fully tax equivalent basis) decreased to 3.39% from 3.58% for the first nine months in 2005, while the net interest margin (on a fully tax equivalent basis) decreased to 3.71% for the nine-month period ending September 30, 2006 from 3.82% for the nine-month period ending

Index

September 30, 2005.

Provision for Loan Losses

The provision for loan losses was $90,000 for the three months ended September 30, 2006 compared with $84,000 for the three months ended September 30, 2005.

For the nine months ended September 30, 2006, the provision for loan losses was $299,000, a decrease of $37,000, or 11.0%, compared with $336,000 for the nine months ended September 30, 2005. The decrease in the provision is attributable to management’s consistent efforts to ensure the high quality of the loan portfolio, as represented by a lower percentage of non-performing assets and loans subject to review or regulatory classification.

The allowance for loans losses represented 1.03% of total loans at September 30, 2006, compared with 1.05% as of December 31, 2005 and 1.12% as of September 30, 2005. Management performs ongoing assessments of the loan loss reserve in relation to loan portfolio growth, credit exposure to individual borrowers, overall trends in the loan portfolio and other relevant factors. Based upon these factors, management believes that as of September 30, 2006, the reserve is reasonable and sufficient to support the increased loan growth in light of the strong asset quality as supported by the ratios reflected in Table 2 on page 19.

Other Income

For the three months ended September 30, 2006, other income was $599,000, a decrease of $13,000, or 2.1%, compared with other income of $612,000 for the three months ended September 30, 2005. The decline was primarily due to a $57,000 decrease in fee income from mortgage banking activities resulting from lower mortgage origination volume and $2,000 in less income from its investment in life insurance. Offsetting these declines were a $26,000 increase in customer service fees, a $14,000 gain from the sale of other real estate owned and a $6,000 increase in other miscellaneous income.

Other income for the nine months ended September 30, 2006 increased $29,000, or 1.6%, to $1,809,000 from $1,780,000 for the first nine months ended September 30, 2005. This increase was due to an $180,000 increase in customer service fees attributable to increased core deposit activity and fees earned on an overdraft privilege product. Further impacting other income was an increase of $61,000 in other miscellaneous income, which was primarily attributable to a one-time gain of $62,000 from the exchange of one asset to another. Offsetting these increases was a $202,000 decline in income from mortgage banking activities because of lower mortgage origination volume during the first nine months of 2006 as compared with 2005. In addition, there was an $8,000 decline in income associated with a decrease in the cash surrender value of the Bank’s investment in life insurance and a decline of $2,000 from the gain on sale of other real estate owned in 2006 as compared with 2005.

Other Expenses

Other expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of the Company, increased to $2,773,000 for the third quarter of 2006 from $2,559,000 for the third quarter of 2005. The $214,000, or 8.4%, increase is not only due to the Company’s continued growth, but is attributable to increased salary, occupancy and equipment costs associated with the opening of a new branch located at 4510 Bath Pike, Bethlehem, Pennsylvania, the completion and opening of a new branch building located at 502 State Avenue, Emmaus, Pennsylvania and the completed renovation and full utilization of a 3-story brick building to house administrative, operational and executive offices.

Salaries and employee benefit expenses, which make up the largest component of other expenses, increased $149,000, or 11.1%, to $1,496,000 for the third quarter of 2006 from $1,347,000 for the third quarter in 2005. The increase is primarily attributable to additions to staff the new branches and the increase in normal salary and benefit costs.

Index

Occupancy expenses increased $36,000, or 14.8%, to $279,000 for the three months ended September 30, 2006 from $243,000 for the three months ended September 30, 2005. The increase is due to the costs associated with the two branches opened since the third quarter of 2005.

Equipment expense increased $10,000, or 4.8%, to $218,000 for the three months ended September 30, 2006 from $208,000 for the three months ended September 30, 2005. This increase is the result of additional costs and depreciation associated with equipment purchased to accommodate the Company’s expansion.

Other operating expenses during the third quarter of 2006 increased $19,000, or 2.5%, to $780,000 from $761,000 during the third quarter of 2005. The increase is primarily associated with the growth of the Company.

Salaries and employee benefit expenses, which make up the largest component of other expenses, increased $520,000, or 13.2%, to $4,450,000 for the first nine months of 2006 from $3,930,000 for the first nine months of 2005. The increase is attributable to staff additions to support the expansion of the Company and increases in normal salary and benefit related expenses.

Occupancy expenses increased $174,000, or 26.0%, to $842,000 for the nine months ended September 30, 2006 from $668,000 for the nine months ended September 30, 2005. The increase resulted from the increased depreciation of real property associated with the 3-story brick building to accommodate administrative, operational and executive offices, and the costs related to the opening of a new branch in Bethlehem, Pennsylvania and the completed construction of a new branch building that opened in Emmaus, Pennsylvania.

Equipment expense increased $44,000, or 7.2%, to $655,000 for the nine months ended September 30, 2006 from $611,000 for the nine months ended September 30, 2005. This increase is the result of additional costs and depreciation associated with equipment purchased to accommodate the Company’s growth.

Other operating expenses increased $107,000, or 4.8%, to $2,346,000 for the nine months ended September 30, 2006 from $2,239,000 for the nine months ended September 30, 2005. This increase was primarily the result of the Company’s growth and increased transactional volume, which impacted certain volume driven expenses.

Income Taxes

Income tax expense was $221,000 for the three months ended September 30, 2006, a decrease of $40,000, or 15.3%, compared with $261,000 for the three months ended September 30, 2005. The decline in the tax expense was attributable to realizing 3.4% in less net income before taxes in the third quarter of 2006 as compared with 2005 in addition to an increased level of tax exempt income.

For the nine months ended September 30, 2006, the tax provision was $651,000 compared with $803,000 for the nine months ended September 30, 2005. This decrease of $152,000, or 18.9%, is the result of achieving lower pre-tax net income for the nine months ended September 30, 2006 as compared with the same period in 2005 while increasing the amount of tax-exempt income. Income tax expense as a percentage of pretax income was 20.2% for the nine months ended September 30, 2006 as compared with 23.0% for the same period in 2005.

Net Income

Net income for the three months ended September 30, 2006 was $900,000, an increase of $1,000, or 0.1%, compared with $899,000 for the three months ended September 30, 2005. The increase in net income is the result of an increase of $194,000 in net interest income and a decline of $40,000 in taxes. This is offset by a decrease of $13,000 in other income, an increase of $214,000 in other expenses, and an increase of $6,000 in the provision for loan losses. Basic and diluted earnings per share for the three

Index

months ended September 30, 2006 was $0.14 per share, which was the same as the per share earnings for the three months ended September 30, 2005.

Net income for the nine months ended September 30, 2006 was $2,579,000, a decrease of $106,000, or 3.9%, compared with $2,685,000 for the nine months ended September 30, 2005. The decrease in net income was attributable to an increase of $845,000 in other expenses, which was offset by an increase of $521,000 in net interest income, a decrease of $37,000 in the provision for loan losses, an increase of $29,000 in other income and a decrease of $152,000 in taxes. Basic and diluted earnings per share for the nine months ended September 30, 2006 were respectively $0.41 per share, as compared with the nine months ended September 30, 2005 where basic earnings per share was $0.43 per share and diluted earnings per share was $0.42 per share.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio is comprised of securities that not only provide interest income, including tax-exempt income, but also provide a source of liquidity, diversify the earning assets portfolio, allow for the management of risk and tax liability, and provide collateral for repurchase agreements and public fund deposits. Policies are in place to address various aspects of managing the portfolio, which include but are not limited to, concentrations, liquidity, credit quality, interest rate sensitivity and regulatory guidelines. Adherence to these policies is monitored by the Company’s Asset/Liability Committee on a monthly basis.

The Company generally intends to hold its investment securities to maturity. As of September 30, 2006 all of the securities in the portfolio are classified as available for sale, with new purchases generally placed in this category. As part of the Company’s strategy to reduce some of the future risk inherent within the investment portfolio, the Company sold, during the second quarter of 2006, the balance of its held to maturity securities, which totaled $1,026,000, at a gain of $38,000. Securities in the available for sale category are accounted for at fair value with unrealized appreciation or depreciation, net of tax, reported as a separate component of stockholders’ equity. The Company periodically evaluates the securities portfolio to determine if any declines in the fair values of securities are other than temporary. If such a decline were deemed to be other than temporary, the Company would write down the security to its fair value through a charge to current period operations. As of September 30, 2006, there were no securities in the portfolio whose values were deemed to be other than temporarily impaired. Prior to September 30, 2006, any securities in the held to maturity category were accounted for at amortized cost. The Company invests in securities for the yield they produce and not to profit from trading. The Company holds no trading securities in its portfolio, and the securities portfolio contained no high-risk securities or derivatives as of September 30, 2006.

The securities portfolio at September 30, 2006 was $69,213,000, compared to $75,213,000 at December 31, 2005, a decrease of $6,000,000, or 8.0%. The decline is attributable to repayments of principal, which were reinvested by funding the Company’s loan growth of 7.4% since year end 2005. Securities available for sale decreased to $69,213,000 at September 30, 2006 from $74,175,000 at December 31, 2005, while there were no securities held to maturity at September 30, 2006 as compared with $1,038,000 at December 31, 2005.

The carrying value of the available for sale portion of the portfolio at September 30 2006 includes an unrealized loss of ($1,338,000) (reflected as an accumulated other comprehensive loss of ($883,000) in stockholders’ equity, net of a deferred income tax asset of ($455,000)). This compares with an unrealized loss at December 31, 2005 of ($1,336,000) (reflected as an accumulated other comprehensive loss of ($880,000) in stockholders’ equity, net of a deferred income tax asset of ($456,000)).

Loans

The loan portfolio comprises the major component of the Company’s earning assets and generally is the highest yielding asset category. Gross loans receivable, net of unearned fees and origination costs,

Index

increased $21,753,000, or 7.4%, to $315,140,000 at September 30, 2006 from $293,387,000 at December 31, 2005. In comparing the third quarter of 2006 with the third quarter of 2005, gross loans increased 16.0%. Gross loans represented 88.6% of total deposits at September 30, 2006 as compared with 90.5% at December 31, 2005. Loan growth was significant in the commercial sector, consisting of commercial real estate and commercial and industrial loans. The Bank’s general business development program and specific focus on municipal/tax-free lending continue to lead this effort in the commercial lending sector. Outstanding retail loans have grown as well, although to a lesser extent than commercial loans. While residential mortgage lending activity remains active, it is not as robust as it was a year ago primarily due to the increase in mortgage interest rates during the period.

Credit Risk and Loan Quality

The Company continues to be prudent in its efforts to minimize credit risk. The Bank’s written lending policy requires underwriting, loan documentation and credit analysis standards to be met prior to the approval and funding of any loan. In accordance with that policy, the internal loan review process monitors the loan portfolio on an ongoing basis. The Credit Administration area then prepares an analysis of the allowance for loan losses on a quarterly basis, which is then submitted to the Board of Directors for its assessment as to the adequacy of the allowance.

The allowance for loan losses at September 30, 2006 and December 31, 2005 was $3,235,000 and $3,072,000, respectively, compared to $3,055,000 at September 30, 2005. Although less of a provision for loan losses was recorded in the first nine months of 2006 as compared with the same period in 2005, there was an increase in the allowance for loan losses as of September 30, 2006 compared to December 31, 2005 due to the provision for loan losses exceeding net charge-offs. At September 30, 2006, the allowance for loan losses represented 1.03% of the gross loan portfolio, compared with 1.05% at December 31, 2005. This compares to 1.12% at September 30, 2005. At September 30, 2006, in consideration of the strong asset quality, management believes that the allowance for loan loss reserve is reasonable and adequate to address any potential losses.

Table 1 - “Analysis of Allowance for Loan Losses” - details the activity, which occurred in the allowance over the first nine months of 2006 and 2005.

Table 1 - Analysis of Allowance for Loan Losses (1)

(dollars in thousands)
	2006	2005
Balance, beginning of year	$3,072	$2,838
Provision charged to operating expense	299	336
Charge-offs:
Commercial	-	(8)
Real estate	(90)	(36)
Consumer	(70)	(90)
Total charge-offs	(160)	(134)

Recoveries:
Commercial	3	0
Real estate	1	3
Consumer	20	12
Total recoveries	24	15

Net (charge-offs)	(136)	(119)
	$3,235	$3,055

Net (charge-offs) recoveries to average net loans	(0.06)%	(0.05)%

(1) Bank’s loan portfolio is entirely domestic

The Bank’s lending policy is executed through the assignment of tiered loan limit authorities to individual officers of the Bank, the Officer’s Loan Committee, the Board Loan Committee and the Board of Directors. Although the Bank believes it maintains sound credit policies, certain loans may deteriorate for a variety of reasons. The Bank’s policy is to place all loans on a non-accrual status upon becoming 90 days delinquent in their payments, unless there is a documented and reasonable expectation of the collection of

Index

the delinquent amount. Loans are reviewed monthly as to their status, and on a quarterly basis, a Watch List of potentially troubled loans is prepared and presented to the Board of Directors. Management is not aware of any materially potential loan problems that have not been disclosed in this report.

 Table 2 - “Asset Quality Ratios” - summarizes pertinent asset quality ratios at September 30, 2006 and December 31, 2005.

Table 2 -Asset Quality Ratios
	9/30/06	12/31/05
Non-accrual loans/Total loans	0.16%	0.21%
Non-performing assets (1) /Total loans	0.33%	0.22%
Net charge-offs/Average loans	0.06%	0.07%
Allowance/Total loans	1.03%	1.05%
Allowance/Non-accrual loans	638.07%	503.61%
Allowance/Non-performing loans (1)	310.76%	488.39%

(1) - Includes non-accrual loans.

At September 30, 2006, the Company did not have any real estate in-substance foreclosure as compared with $27,000 that was outstanding at December 31, 2005. Since year end, the Company was able to dispose of the one property and recognized a $14,000 gain from the sale, which is included in other income.

 Loan concentrations are considered to exist when the total amount of loans to any one or a multiple number of borrowers engaged in similar activities or having similar characteristics exceeds 10% of loans outstanding in any one category. The majority of the Bank’s lending is made within its primary market area, which includes Emmaus and other adjacent communities in Lehigh County, Pennsylvania. Two portfolio segments represent possible concentrations: commercial real estate loans and consumer loans secured by residential real estate. While the Bank does not have a concentration of credit risk with any single borrower, repayments on loans in these portfolios can be negatively influenced by decreases in real estate values. Management mitigates this risk through stringent underwriting policies and procedures.

Bank Owned Life Insurance

During 2000, the Bank invested $4,500,000 in Bank Owned Life Insurance (“BOLI”) for a chosen group of employees, namely officers. In 2001, the Bank made a subsequent BOLI investment, resulting in a total investment of $6,000,000. Under the terms of the BOLI, the Bank is the owner and beneficiary of the policies. The Bank’s BOLI was funded from the proceeds of deposit growth and from the sale of investment securities. Earnings from the BOLI are recognized as other income. The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance, and provides a tax advantage to the Company. This profitability is used to offset a portion of current and future employee benefit costs and a Nonqualified Supplemental Executive Retirement Plan for the Company’s Chief Executive Officer.

The Company had $7,709,000 and $7,506,000 in BOLI as of September 30, 2006 and December 31, 2005, respectively. Although the BOLI is an asset that may be liquidated, it is the Company’s intention to hold this pool of insurance because it provides tax-exempt income that lowers the Company’s tax liability, while enhancing its overall capital position.

Investment in Bank

On September 23, 2003, the Company purchased 141,300 shares of common stock outstanding for $1,413,000 in a de novo bank, named Berkshire Bank, located in Wyomissing, Berks County, Pennsylvania. On October 22, 2003, the Company purchased an additional 12,123 shares of common stock for $121,000, which resulted in increasing the Company’s investment to $1,534,000, or 18.3%, of Berkshire Bank’s

Index

outstanding common stock as of December 31, 2003. The aggregate ownership percentage of the Company and its directors and officers as dictated within the terms of the Stock Subscription and Purchase Agreement between the Company and Berkshire Bancorp, Inc. was 19.9%.

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

Pursuant to a Plan of Reorganization and a Plan of Merger (the “Plan”) that was approved by Berkshire Bank’s shareholders on April 18, 2006, a holding company named Berkshire Bancorp, Inc. was formed and was effective September 1, 2006. As part of the reorganization, Berkshire Bank became a wholly owned banking subsidiary of Berkshire Bancorp, Inc. The Plan further provided for the one-for-one exchange of shares of common stock of Berkshire Bank for shares of common stock of Berkshire Bancorp, Inc. In accordance with its equivalent 19.9% ownership, the Company exchanged one-for-one the common stock shares of Berkshire Bank for the common stock shares of Berkshire Bancorp, Inc.

Berkshire Bancorp, Inc. announced a 5-for-4 stock split effected in the form of a stock dividend as of the record date of September 14, 2006, which resulted in the issuance of 77,780 additional shares of common stock. As of September 30, 2006, the Company’s total investment in Berkshire Bancorp, Inc. was $2,147,000, represented by 388,901 shares, resulting in a 19.9% aggregate ownership in consideration of the combined ownership of the Company, its directors and its officers.

While the Company is considered to be a passive investor, it regards this to be a viable investment. The investment is carried at cost and is included in the other assets category on the consolidated balance sheet. The Company uses the best information that is available to assess the reasonableness of the value of this asset. The financial condition of Berkshire Bancorp, Inc. and the stability of its stock price have proven to be reliable valuation sources. No indicators of impairment were noted as part of the Company’s latest evaluation.

Deposits

Deposits are the major source of the Company’s funds for lending and investment purposes. Total deposits at September 30, 2006 were $355,580,000, an increase of $31,274,000, or 9.6%, from total deposits of $324,306,000 at December 31, 2005. The growth in deposits was primarily due to an increase of $45,228,000, or 37.1%, in time deposits. There was a shift between deposit categories where customers invested fewer dollars in money market accounts and other interest bearing demand deposits and placed more funds in term deposits since time deposit term products generally paid a higher interest rate than savings accounts and demand deposits. Interest rate increases were influenced by prime rate increases and competitive pressures. The fact that we had more deposits placed in products that carried a higher cost impacted the cost of deposits, which increased to 2.72% as of September 30, 2006 from 1.99% as of December 31, 2005 and 1.88% as of September 30, 2005.

Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase increased $2,533,000, or 69.4%, to $6,183,000 at September 30, 2006 from $3,650,000 at December 31, 2005 due to an increase in the interest rate paid on this product, which attracted additional investors. Securities sold under agreements to repurchase generally mature in one business day and roll over under a continuing contract.

Short-Term Borrowings

There were no outstanding short-term borrowings in the form of overnight federal funds purchased as of September 30, 2006 as compared with $3,923,000 at December 31, 2005. Since the cost of

Index

borrowings has been higher than the cost of raising deposits, the Bank has been proactive in minimizing the use of such a funding source. The Bank has a $5,000,000 federal funds line of credit with its main correspondent bank, Atlantic Central Bankers Bank, Camp Hill, Pennsylvania (“ACBB”) as well as a short-term/overnight line of credit of $35 million with the Federal Home Loan Bank of Pittsburgh (“FHLB”), which is part of its overall maximum borrowing capacity of $156,896,000.

Long-Term Debt and Borrowing Capacity

There were $30 million outstanding in fixed rate term loans with the FHLB at September 30, 2006, a decrease of $10 million as compared with the $40 million that was outstanding at December 31, 2005. The $30 million borrowing is comprised of the following fixed rate borrowings (dollars in thousands):

Maturity	Amount	Rate

November 28, 2006	$6,000	2.80%
May 7, 2007	5,000	3.89%
November 28, 2007	7,000	3.43%
May 5, 2008	5,000	4.03%
November 28, 2008	7,000	3.78%

Total	$30,000	3.57	% weighted average

The Bank has used long-term borrowings to fund growth. This strategy has helped the Bank to manage its cost of funds by allowing it to lock into fixed rates, at a time when interest rates were at their historic lowest levels.

The Bank has a total maximum borrowing capacity for both short and long-term borrowings of approximately $156,896,000 with the FHLB, out of which $30 million represents fixed rate term loans that were outstanding at September 30, 2006, and resulted in an unused borrowing capacity of $126,896,000.

Mandatory Redeemable Capital and Junior Subordinated Debentures

As of September 30, 2006, the Company had $8,248,000 outstanding in junior subordinated debentures, which were issued on July 31, 2003 to investors as capital trust pass-through securities by East Penn Statutory Trust I (“Trust”), a Connecticut statutory business trust and non-consolidated wholly owned subsidiary of the Company. The securities have a fixed rate of 6.80% through September 17, 2008. The capital securities are redeemable by the Company on or after September 17, 2008, at par, or earlier, if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on September 17, 2033. Proceeds totaling $4.3 million were contributed to the capital at the Bank. The remaining proceeds in the amount of $3.9 million were used to invest in Berkshire Bank, a de novo bank, and the repurchase of the Company’s common stock. The Company chose to utilize the multi-issuer trust preferred alternative, which proved to be a less expensive and more flexible resource of regulatory capital.

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

The Company manages its balance sheet with the intent of maximizing net interest income, while maintaining an acceptable level of risk to minimize the impact that changing interest rates may have on its

Index

net income and changes in the economic value of its equity. The overall interest rate risk position and strategies for the management of interest rate risk are reviewed by senior management and the Asset/ Liability Committee (“ALCO”) of the Board of Directors on an ongoing basis. The Company utilizes a variety of methodologies and resources to measure its interest rate risk. It also has the ability to implement strategies to manage interest rate risk, which include, but are not limited to, selling newly originated residential mortgage loans, controlling the volume mix of fixed/variable rate commercial loans and securities, increasing/ decreasing deposits via interest rate changes, borrowing from the FHLB, and buying/selling securities. Adjustments to the mix of interest sensitive assets and liabilities are made periodically in an effort to give the Company dependable and steady growth in net interest income, while at the same time, managing the related risks.

Liquidity

Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its customers and shareholders in order to fund loans, to respond to deposit outflows and to cover operating expenses. Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost. Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth and normal operating expenditures. Sources of funds include scheduled amortization of loans, loan prepayments, scheduled maturities of investments, and cash flows from mortgage-backed securities. Liquidity needs may also be met by converting assets into cash or obtaining sources of additional funding, whether through deposit growth or borrowings under lines of credit with correspondent banks.

Liquidity from asset categories is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which were $16,784,000 at September 30, 2006, compared to $11,129,000 at December 31, 2005. This increased liquidity was the result of the influx of funds from the growth in deposits. Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flow from its amortizing loan portfolio. Longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital. At September 30, 2006, there was $44,514,000 in liquid securities as compared with $54,746,000 at December 31, 2005. Liquid securities decreased by $10,232,000 since year-end as a result of reinvesting the cash flow generated from the investment securities portfolio into loans and the need to pledge additional securities to collateralize the increase in securities sold under agreements to repurchase and public fund deposits.

Liability liquidity sources include attracting deposits at competitive rates. Deposits at September 30, 2006 were $355,580,000, compared to $324,306,000 at December 31, 2005. In addition, the Bank has lines of credit with its main correspondent bank, ACBB, and with the FHLB, which are reliable sources for short and long-term funds.

The Company’s consolidated financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk. Off-balance sheet arrangements are discussed in detail below.

Management is of the opinion that its liquidity position at September 30, 2006 is adequate to respond to fluctuations “on” and “off” the balance sheet. In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in the Company’s inability to meet anticipated or unexpected liquidity needs.

Contractual Obligations

The Company has various financial obligations that may require future cash payments. These obligations include the payment of liabilities recorded on the consolidated balance sheet as well as contractual obligations for purchase commitments and operating leases. The following table represents the Company’s contractual obligations, by type, that are fixed and determined at September 30, 2006.

Index

CONTRACTUAL OBLIGATIONS

	September 30, 2006
	Less Than			Over
	1 Year	1 - 3 Years	3 - 5 Years	5 Years	Total
	(in thousands)

Time deposits	$133,197	$30,543	$3,127	$181	$167,048
Long-term debt	11,000	19,000	-	-	30,000
Junior subordinated
debentures	-	8,248	-	-	8,248
Nonqualified supplemental
executive retirement plan	117	162	71	232	582
Premises commitments	850	-	-	-	850
Operating leases	260	492	407	920	2,079

Total	$145,424	$58,445	$3,605	$1,333	$208,807

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made in accordance with the same standards as on-balance sheet instruments. Unused commitments at September 30, 2006 were $84,464,000, which consisted of $55,725,000 in unfunded commitments to existing loans, $14,321,000 to grant new loans, $11,747,000 in unused lines for overdraft privilege and $2,671,000 in letters of credit. Because these instruments have fixed maturity dates, and many of them will expire without being drawn upon, they do not present a liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital

The following Table 3 presents the risk-based and leverage capital amounts and ratios at September 30, 2006 for the Company and the Bank.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2006:
Total capital (to risk-weighted assets):
Company	$36,151	10.9%	≥$26,535	≥8.0%	N/A	N/A	%
Bank	33,433	10.2	≥26,319	≥8.0	≥$32,899	≥10.0
Tier 1 capital (to risk-weighted assets):
Company	32,916	9.9	≥13,268	≥4.0	N/A	N/A
Bank	30,198	9.2	≥13,160	≥4.0	≥19,740	≥ 6.0
Tier 1 capital (to average assets):
Company	32,916	7.7	≥17,058	≥4.0	N/A	N/A
Bank	30,198	7.1	≥16,941	≥4.0	≥21,176	≥ 5.0

Index

All of the capital ratios presented continue to remain at levels, which are considered to be “well- capitalized” as defined by regulatory guidelines. However, one of the three capital ratios represented by total capital as a percentage of risk-weighted assets of the Company and the Bank, which are 10.9% and 10.2%, respectively, has declined to a level that is very close to the regulatory “well capitalized” threshold of 10%. This ratio has declined because capital growth, through the retention of earnings alone, has not kept up with the robust asset growth experienced by the Company in recent years. Management continues to closely monitor this ratio in an attempt to mitigate further deterioration below the 10% well capitalized regulatory threshold. This effort has resulted in this ratio remaining the same as was reported as of the end of the second quarter of 2006.

Banking laws and regulations limit the amount of cash dividends that may be paid without prior approval from the Company’s regulatory agencies. In abidance with such requirements, on January 19, 2006, the Board of Directors authorized and declared a semi-annual cash dividend for 2006 in the amount of $0.11 per share, payable on February 28, 2006 to all shareholders of record as of February 3, 2006. On July 20, 2006, the Board of Directors authorized and declared a cash dividend for the second half of 2006 for $0.11 per share of common stock, payable on August 31, 2006 to all shareholders of record as of August 11, 2006. The payment of these semi-annual cash dividends decreased retained earnings by $1,387,000.

Restrictions under the Section 202e of the Pennsylvania Banking Code of 1965 are placed on the size of a Bank’s investment in fixed assets as a percentage of equity. Presently, the Bank exceeds the allowable limit of 25% of equity, as defined by the Pennsylvania Department of Banking. The Bank’s fixed assets as a percentage of equity increased to 40.16% at September 30, 2006, as compared with 38.94% at September 30, 2005. This increase is due to the increase in fixed assets primarily associated with the completed construction of a new branch building, the opening of two branches and the Bank’s newly renovated and fully occupied administrative and operational office space and a new branch. Generally, the Bank contacts the Department of Banking to obtain the Department’s approval before acquiring a fixed asset that is of a material dollar amount. On March 30, 2006, the Bank received an authorization from the Department of Banking to exceed the fixed asset limitation as a result of filing an application to open a new branch. Compliance with the allowable fixed asset limit of this section of the Banking Code is expected to occur through normal depreciation adjustments and retention of earnings.

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

No material changes in the market risk strategy occurred during the current period. No material changes have been noted in the Company’s equity value at risk. A detailed discussion of market risk is provided in the Form 10-K for the year ended December 31, 2005.

Item 4.

Controls and Procedures

(a)    Evaluation of disclosure controls and procedures

As of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic filings.

Index

(b)    Changes in internal control over financial reporting

The Company made no significant changes in its internal control over financial reporting or in other factors that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.            Legal Proceedings

In the opinion of the Company, after review with legal counsel, there are no proceedings pending to which the Company is a party or to which its property is subject, which, if determined adversely to the Company, would be material in relation to the Company’s consolidated financial condition. There are no proceedings pending other than ordinary, routine litigation incident to the business of the Company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company by governmental authorities.

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

Item 4.                   Submission of Matters to a Vote of Security Holders

Nothing to report.

Item 5.                   Other Information

Nothing to report.

Item 6.                   Exhibits

3(i)
Registrant’s Articles of Incorporation, as amended, are incorporated herein by reference to Annex B to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

3(ii)
Registrant’s By-Laws are incorporated herein by reference to Annex C to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

10.1
East Penn Financial Corporation’s 1999 Stock Incentive Plan for the benefit of officers and key employees is incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

Index

10.2
East Penn Financial Corporation’s 1999 Independent Directors Stock Option Plan for the benefit of non-employee directors is incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

10.3
Executive Employment Agreement between East Penn Bank and Brent L. Peters, dated April 12, 2001, is incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

10.4
The Supplemental Executive Retirement Plan (“SERP”) between East Penn Bank and Brent L. Peters, dated May 31, 2001, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

10.5
East Penn Financial Corporation’s Dividend Reinvestment and Stock Purchase Plan is incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-116754) as filed with the Securities and Exchange Commission on June 23, 2004.

10.6	Agreement of sale between East Penn Bank and WAWA, Inc. dated November 10, 2005.

10.7
Amendment to Supplemental Executive Retirement Plan (“SERP”) between East Penn Bank and Brent L. Peters, dated July 21, 2006, is incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed August 1, 2006.

10.8	Amendment to Executive Employment Agreement between East Penn Bank and Brent L. Peters, dated July 21, 2006, is incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed August 1, 2006.

11	Statement re: Computation of per share earnings is incorporated by reference herein to Note 3 on page 9 of this Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/15d-15(e).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/15d-15(e).

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST PENN FINANCIAL CORPORATION
(Registrant)

By:	/s/ Brent L. Peters
Brent L. Peters
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2006

By:	/s/ Theresa M. Wasko
Theresa M. Wasko
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	November 10, 2006

Index

Exhibit Index

3(i)
Registrant’s Articles of Incorporation, as amended, are incorporated by reference to Annex B to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

3(ii)
Registrant’s By-Laws are incorporated by reference to Annex C to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

10.1
East Penn Financial Corporation’s 1999 Stock Incentive Plan for the benefit of officers and key employees is incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

10.2
East Penn Financial Corporation’s 1999 Independent Directors Stock Option Plan for the benefit of non-employee directors is incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

10.3
Executive Employment Agreement between East Penn Bank and Brent L. Peters, dated April 12, 2001, is incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

10.4
Supplemental Executive Retirement Plan (“SERP”) between East Penn Bank and Brent L. Peters, dated May 31, 2001, is incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

10.5
East Penn Financial Corporation’s Dividend Reinvestment and Stock Purchase Plan is incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-116754) as filed with the Securities and Exchange Commission on June 23, 2004.

10.6	Agreement of sale between East Penn Bank and WAWA, Inc. dated November 10, 2005.

10.7
Amendment to Supplemental Executive Retirement Plan (“SERP”) between East Penn Bank and Brent L. Peters, dated July 21, 2006, is incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed August 1, 2006.

10.8	Amendment to Executive Employment Agreement between East Penn Bank and Brent L. Peters, dated July 21, 2006, is incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed August 1, 2006.

11	Statement re: Computation of per share earnings is incorporated by reference herein to Note 3 on page 9 of this Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/15d-15(e).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/15d-15(e).

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.