Form 10-K
period 2006-12-31
EAST PENN FINANCIAL CORP
filed 2007-04-02
CIK 1220483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

000-50330
Commission File Number

EAST PENN FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	65-1172823
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

22 South 2nd Street, P.O. Box 869, Emmaus, Pennsylvania 18049
(Address of Principal Executive Offices)

Registrant’s Telephone Number: 610-965-5959

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock ($0.625 par value)	The NASDAQ Stock Market, LLC
(Title of class)	(Name of each exchange registered)

Securities Registered Pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter.

$42,018,000 as of June 30, 2006.

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

6,305,262 shares of common stock, $0.625 par value per share, were outstanding as of March 1, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Part II incorporates certain information by reference from the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 (the “Annual Report”). Part III incorporates certain information by reference from the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

EAST PENN FINANCIAL CORPORATION
INDEX
ANNUAL REPORT ON FORM 10-K

Index

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

East Penn Financial Corporation (the “Company”) may from time to time make written or oral “forward-looking statements”, including statements contained in the Company’s filings with the Securities and Exchange Commission (“SEC”) (including the Annual Report and this Form 10-K and the exhibits hereto and thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

Because of the possibility of change in the underlying assumptions, actual results could differ materially from these forward-looking statements. Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, the following, as well as those discussed elsewhere herein:

-	operating, legal, and regulatory risks,
-	economic, political, and competitive forces affecting the Company’s services, and
-	the risk that management’s analyses of these risks could be incorrect and/or that the strategies developed to address them could be unsuccessful.

The Company cautions that the foregoing list of factors is not exclusive. The Company’s forward-looking statements are relevant only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

History

The Company is a Pennsylvania business corporation, which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). The Company was incorporated on January 27, 2003 for the purpose of forming a one-bank holding company. On July 1, 2003, the Company completed the reorganization and merger of East Penn Bank (the ”Bank”) into the holding company form of ownership. In the reorganization, the Bank became a wholly owned banking subsidiary of the Company. The Company’s profitability is dependent on the financial results of its primary operating subsidiary, which is the Bank. In the future, the Company may decide to acquire or establish additional subsidiaries, including other banks. The Company’s headquarters and principal place of business is located at 22 South 2nd Street, P.O. Box 869, Emmaus, Lehigh County, Pennsylvania 18049.

On July 31, 2003, the Company formed East Penn Statutory Trust I (the “Trust”), a Connecticut statutory business trust, for the purpose of issuing $8 million in capital pass-through securities to investors.

The Bank, which was incorporated in the Commonwealth of Pennsylvania on November 9, 1990 and commenced operations on November 1, 1991, is a state chartered banking institution and a member bank of the Federal Reserve System. Deposits held by the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum extent provided by law. The Bank’s principal place of business is the same location as the Company’s location.

The Bank formed East Penn Mortgage Company (the “Mortgage Company”), a wholly owned subsidiary, which was incorporated in the Commonwealth of Pennsylvania on June 2, 1995. This subsidiary engages in the originating, processing and brokering of first and second mortgage loans, where such loans are either maintained within the Bank’s loan portfolio or sold in the secondary market. In 2004, the Bank commenced selling mortgages service retained through the Federal Home Loan Bank’s Mortgage Partnership Finance Program (“MPF”).

East Penn Home Settlements, LLC is a Pennsylvania limited liability company. The Bank and Mortgage Company each have a 20% interest in the limited liability company, which represents an aggregate investment of $3,000. This investment is a joint venture title insurance agency with Home Settlement Services located in Macungie and Allentown, Pennsylvania. The Bank and the Mortgage Company entered into this arrangement on

Index

November 15, 1999. Income generated from this investment was $13,000 for 2006 and $25,000 for 2005, and is included in other income.

Description of Business

The Company has one reportable segment, Community Banking, which consists of commercial and retail banking, and other non-reportable operating segments, as described in Note 1 of the Notes to Consolidated Financial Statements included at the end of this Report. The Segment Reporting information in Note 1 is incorporated by reference into this Item 1.

The Bank’s principal business consists of attracting deposits from the general public through its banking offices and using these deposits to originate loans. The Bank engages in a full service retail and commercial banking business, which includes providing the following services:

•	accepting time and demand deposits,

•	providing personal and business checking accounts at competitive rates, and

•	making secured and unsecured commercial, real estate, mortgage and retail loans.

The Bank derives its income principally from interest charged on loans and to a lesser degree, from interest and dividends earned on investments. In addition, the Bank is increasingly deriving income from other non-interest sources such as mortgage banking services, customer service fees, bank owned life insurance and, from time to time, gains on the sale of available for sale securities. The Bank’s principal expenses are interest expense on deposits, borrowings and securities sold under repurchase agreements. Funds for activities are provided principally by deposits, advances from correspondent banks, securities sold under agreements to repurchase and amortization and prepayments of outstanding loans and investment securities.

The Bank’s primary service area is known as the Lehigh Valley, and is located in the counties of Lehigh, Northampton and Northeastern Berks in eastern Pennsylvania. The Lehigh Valley is a vibrant, growing region strategically located near the center of the northeastern corridor of New York, Philadelphia and Washington, D.C. The Lehigh Valley local economy generally mirrors the national economy like many other communities in the nation. Over the past 10 years, the Lehigh Valley has experienced a change in the types of businesses that have traditionally resided in the region. Historically, the area was dominated by large manufacturers, whereas now, there are more service-based companies, and this trend is expected to continue. According to statistics, population trends are positive in both size and age demographics, with municipal population in the Bank’s service area expected to grow 22.6% from 2000 to 2030, with most of the growth centered in suburban areas where there are substantial tracts of land readily available for future development.

Within the Bank’s defined service area, the banking business is highly competitive. The Bank is the only financial institution headquartered in Emmaus, Pennsylvania, where five other financial institutions have branches. Additionally, the Bank competes with regionally based commercial banks, which generally have greater assets, capital and lending limits, as well as other types of financial institutions, including savings banks, credit unions, finance companies, insurance companies and brokerage firms that have expanded their product offerings to include traditional bank products and services. Deposit deregulation has intensified the competition for deposits among banks in recent years. Further, eastern Pennsylvania has experienced increased bank merger and acquisition activity in recent years. The Bank believes that as a result of the shift in business entities, population growth and the trend in bank mergers and acquisitions within its geographic area, the need for a strong community banking presence continues to exist in its primary service area. The Bank’s business development strategy has been focused on competing with larger banks, other community banks, thrift institutions and credit unions, by providing comparable retail and commercial banking products and services, coupled with exceptional customer service, with an orientation towards relationship banking and the development of customer loyalty. Rather than expanding into new areas of financial services, the Bank has focused on further developing its personnel, resources and capabilities in providing traditional banking products and services.

This strategy has proven to be a successful tactic in that it has provided the Bank with consistent core deposit growth, which has allowed the Bank to more efficiently fund asset growth, while preserving credit quality. The Bank’s business model has and will continue to focus on the consumer and the small and medium-sized business markets, where referrals received from existing customers have proven to be a major source for developing business.

Index

The Bank’s focus for the future is to continue to focus on its community activities and to further penetrate the market within its geographic footprint. The Bank’s commitment to remain an independent community bank with local management and local decision-making, is a beneficial attribute that has proven to attract new business, while satisfying existing customers.

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

The Company

The Company is subject to the jurisdiction of the SEC and state securities commissions for matters relating to the offering and sales of its securities, and is subject to the SEC’s rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitations and insider trading.

The Company is also subject to the provisions of the Holding Company Act and to supervision and examination by the Federal Reserve Board (“FRB”). Under the Holding Company Act, the Company must secure the prior approval of the FRB before it may own or control, directly of indirectly, more than 5% of the voting shares or substantially all of the assets of any institution, including another bank (unless it already owns a majority of the voting stock of the bank).

Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act (“CRA”) ratings are generally prerequisites in obtaining federal regulatory approval to make acquisitions.

The Company is required to file an annual report with the FRB and any additional information that the FRB may require pursuant to the Holding Company Act. The FRB may also make inspections of the Company and examinations of any or all of its subsidiaries. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provision for any property or service. Thus, an affiliate of the Company may not impose conditions as to the extension of credit, the lease or sale of property or furnishing of any services in (i) the customer’s obtaining or providing some additional credit, property or services from or to the Company or other subsidiaries of the Company, or (ii) the customer’s refraining from doing business with a competitor of the Company or its subsidiaries. The Company may impose conditions to the extent necessary to reasonably assure the soundness of credit extended.

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

The Bank

As a Pennsylvania chartered, Federal Reserve Bank member, the Bank is subject to supervision, regulation and examination by the Pennsylvania Department of Banking, the FRB and the FDIC. The Bank is also subject to requirements and restrictions under federal and state law, including:

•	requirements to maintain reserves against loan and lease losses,

•	restrictions on the types and amounts of loans that may be granted and the interest that may be charged on the loans,

Index

•	limitations on the types of investments the Bank may make and the types of services the Bank may offer, and

•	restrictions on loans to insiders of the Company and other insider transactions.

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
The Federal Reserve System is managed through a tripartite hierarchy headed by the FRB, which oversees the entire system. The second level of hierarchy is the twelve Federal Reserve banks and their branches, which are spread throughout the nation’s twelve Federal Reserve districts. The third element in the Federal Reserve System’s structure is the member banks of each district which act in concert with the Federal Reserve banks to perform the actual operations of the Federal Reserve System, including such functions as furnishing an elastic currency and affording a means of rediscounting commercial paper. The Federal Reserve System is at the center of the nation’s financial and economic systems, and the Federal Reserve banks are the means through which the Federal Reserve System effectuates its goals of maintaining financial and economic stability.

B.	Monetary Policy
The earnings of the Bank are affected by domestic economic conditions and the monetary and fiscal policies of the United States Government and its agencies. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement these objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits. Their use may also affect rates charged on loans or paid on deposits. The policies and regulations of the FRB have a significant effect on the Bank’s

Index

deposits, loans and investments growth, as well as the rate of interest earned and paid, and are expected to affect the Bank’s operations in the future. The effect of such policies and regulations upon the future business and earnings of the Bank cannot be predicted.

C.	Deposit Insurance
The Bank’s deposits are insured by the FDIC to the maximum extent provided by the law, pursuant to the system of federal deposit insurance initially established by the Banking Act of 1933. The Bank pays insurance premiums into the Bank Insurance Fund (“BIF”) in accordance with rates established by the FDIC.

D.	FDIA
Under the Federal Deposit Insurance Act (the “FDIA”), the FDIC possesses the power to prohibit institutions that it regulates (such as the Bank) from engaging in any activity that would be an unsafe and unsound banking practice or would otherwise be in violation of the law.

E.	CRA
The CRA rules emphasize performance over process and documentation. Under the rules utilizing the Intermediate Small Institution Examination Procedures adopted by the Board of Governors as of September 1, 2005, compliance is determined by utilizing a two-part test whereby examiners evaluate a bank’s performance in lending and community development, where the greatest weight is placed on the lending aspect of the test. The lending test includes an analysis of:

•	The loan-to-deposit ratio;
•	The volume of loans extended inside and outside of the Bank’s assessment areas;
•	The geographic distribution of loans in the assessment areas, including lending in low- and moderate-income census tracts; and
•	The extent of lending to borrowers of different incomes, including low- and moderate-income borrowers, and businesses of different sizes, including small businesses.

The community development part of the test includes an analysis of the following factors:

•	The number and amount of community development loans;
•	The number and amount of qualified investments;
•	The extent to which the Bank provides community development services; and
•	The Bank’s responsiveness to the community development needs of its assessment areas through community development loans, qualified investments and community development services.

F.	BSA
Under the Bank Secrecy Act (“BSA”), banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions that occur and which the bank becomes aware in any one day that aggregate in excess of $10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

G.	Regulatory Capital
The FDIC and other federal bank regulatory agencies have issued risk-based capital guidelines, which supplement leverage capital requirements. The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8% (of which at least 4% must be in the form of common stockholders’ equity). Assets are assigned to four risk categories, with higher levels of capital required for the categories perceived as representing greater risk. The required capital ratios represent equity and (to the extent permitted) non-equity capital as a percentage of total risk-weighted assets. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, and to minimize disincentives for holding liquid assets. The risk-based capital rules have not had a material effect on the Company’s business and capital plans.

Index

FDICIA
Capital Categories

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) provides that financial institutions must be classified in one of five defined categories, namely, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized based on their various capital ratios as set forth below.

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

Prompt Corrective Action

In the event a company’s capital deteriorates to the undercapitalized category or below, the FDICIA prescribes an increasing amount of regulatory intervention. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver. For well capitalized companies, FDICIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receive a less than satisfactory examination report rating for asset quality, management, earnings or liquidity. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. As of December 31, 2006, the Company is considered to be well capitalized as defined by these capital rules.

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

USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcements’ and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on all financial institutions is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws, and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Index

Sarbanes-Oxley Act of 2002. In July 2002, the Sarbanes-Oxley Act of 2002 (the “SOA”) was enacted into law and impacts all companies with securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”). The goal of the SOA was to implement legislative reforms intended to address corporate and accounting irregularities by increasing corporate responsibility and protecting investors through processes that better ensure the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA further establishes: (i) enhanced requirements for audit committees; (ii) increased responsibilities for the chief executive officer and the chief financial officer with respect to certifying the accuracy and timeliness of periodic reports filed with the SEC; (iii) enhanced requirements for auditor independence and the types of non-audit services they may provide; (iv) accelerated filing requirements; (v) disclosure of code of ethics; (vi) increased disclosure and reporting obligations for corporations, its directors and executive officers; and (vii) new and increased civil and criminal penalties for violation of securities laws.

Section 404 of the SOA became effective for the year ended December 31, 2004. This section of the SOA requires management to issue a report on the effectiveness of its internal controls over financial reporting. In addition, it requires that a corporation’s independent registered public accountants issue an opinion on management’s assessment and an opinion on the effectiveness of the corporation’s internal control over financial reporting. Since the Company is classified as a non-accelerated filer, it was granted a SOA Section 404 deferral, which postponed the Company’s compliance until December 31, 2007. With regard to the requirement that the Company’s independent registered public accountants must issue an opinion on management’s assessment and the effectiveness of the Company’s internal control over financial reporting, the Company must comply with this for the year ending December 31, 2008.

Effects of Inflation

Inflation has some impact on the Company’s operating costs. Unlike many industrial companies, however, substantially all of the Company’s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the general levels of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

Federal Taxation

The Company is subject to those rules of federal income taxation generally applicable to corporations, and reports its respective income and expenses on the accrual method of accounting. The Company and its subsidiary file a consolidated federal income tax return on a calendar year basis. Inter-company distributions and certain other items of income and loss derived from inter-company transactions are eliminated upon the consolidation of all group members’ respective taxable income and losses.

The Internal Revenue Code (“IRC”) imposes a corporate alternative minimum tax (“AMT”). The corporate AMT only applies if such tax exceeds a corporation’s regular tax liability. In general, AMT is calculated by multiplying the corporate AMT rate of 20% by an amount equal to the excess of (1) the sum of (a) regular taxable income plus (b) certain adjustments and tax preference items (“alternative minimum taxable income” or “AMTI”) over (ii) an exemption amount ($40,000 for a corporation, that such amount is reduced by 25% of the excess of AMTI over $150,000 and is completely eliminated when AMTI exceeds $310,000). The excess of the AMT over the regular tax for the taxable year is the taxpayer’s net minimum tax liability.

State Tax

The Bank is subject to the Commonwealth of Pennsylvania’s shares and loan tax for financial institutions. The tax is assessed on the Bank’s average shareholders’ equity over the prior six years, as adjusted for certain types of investments. Presently the tax rate is 1.25%.

Disclosure of Significant Policies

Disclosure of the Company’s significant accounting policies is included in Note 1 of the Notes to Consolidated Financial Statements included in this Report. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained in Management’s Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses.

Index

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

Statistical Data

The following disclosures are included in Management’s Discussion and Analysis, Item 7, hereof, and are incorporated by reference in this Item 1:

•	Interest Rate Sensitivity Analysis.

•	Interest Income and Expense, Volume and Rate Analysis.

•	Investment Portfolio.

•	Loan Maturity and Interest Rate Sensitivity.

•	Loan Portfolio.

•	Allocation of Allowance for Loan Losses.

•	Deposits.

•	Short-Term Borrowings.

Employees

As of February 26, 2007, the Company employed 118 full-time employees and 22 part-time employees. The Company enjoys a good relationship with its employees, who are not represented by a collective bargaining agreement.

AVAILABLE INFORMATION

Upon a shareholder’s written request, a copy of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as required to be filed with the SEC pursuant to Exchange Act Rule 13a-1, may be obtained, without charge, on the Company’s website: www.eastpennbank.com, or by contacting Theresa M. Wasko, Treasurer and Chief Financial Officer, East Penn Financial Corporation, 22 South 2nd Street, P.O. Box 869, Emmaus, PA 18049 or via e-mail: twasko@eastpennbank.com.

ITEM 1A.	RISK FACTORS

An investment in the Company’s common stock is subject to risks inherent to the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider the risks and uncertainties summarized below together with all of the other information included or incorporated by reference herein this report. While management takes a proactive approach to manage risk, other additional risks and uncertainties that management is not aware of or that it may deem to be immaterial may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, the Company’s consolidated financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company’s common stock could be negatively impacted and have an adverse effect on an investor’s holdings.

Index

Changes in Interest Rates May Have an Adverse Effect on Profitability

The Company’s earnings and cash flows, like most financial institutions, are significantly dependent on its net interest income. Net interest income is the difference between interest income earned on interest earning assets, such as loans and investment securities, and interest expense paid on interest bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions, competition and policies of various governmental and regulatory agencies, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on its loans and investment securities and pays on its deposits and borrowings, but could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair or economic value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster pace than the interest rates received on loans and investment securities, the Company’s net interest income, and therefore its earnings, could be adversely affected. Earnings could also be adversely impacted if interest rates received on loans and investment securities fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to mitigate the potential effects that interest rate changes may have on the Company’s results of operations, any substantial, unexpected, or prolonged change in market interest rates could have a materially adverse impact on the Company’s financial condition and results of operations.

The Company is Subject to Lending Risk

There are inherent risks associated with the Company’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in economic conditions in the markets where the Company operates as well as those across the Commonwealth of Pennsylvania and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or could negatively affect the value of the collateral securing those loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company.

The Company’s Allowance for Possible Loan Losses May Be Insufficient

The Company maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management’s best estimate of probable losses within the existing loan portfolio. In management’s judgment, the allowance is necessary to reserve for estimated losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses that may be inherent within the current loan portfolio. The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Although the Company believes it has in place underwriting standards to manage normal lending risks, changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside the Company’s control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies review the Company’s allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different from those of management. In addition, if charge-offs in future periods exceed the allowance for possible loan losses, the Company will need to initiate additional provisions to increase the allowance. Any increases in the allowance for possible loan losses will result in a decrease to net income and possibly capital, and may have a materially adverse effect on the Company’s financial condition and results of operations.

The Company is Subject to Environmental Liability Risk Associated with Lending Activities

The Company does not anticipate that compliance with environmental laws and regulations will have any

Index

material effect on capital, expenditures, earnings, or on its competitive position. However, environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions. Environmentally contaminated properties owned by an institution’s borrowers may result in a drastic reduction in the value of the collateral securing the institution’s loans to such borrowers, and liability to the institution for clean-up costs if it forecloses on the contaminated property. To minimize the risk, the Company may require an environmental examination of and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration a potential loss to the institution in relation to the borrower. The Company is not aware of any borrower who is currently subject to any environmental investigation or clean-up proceeding that is likely to have a materially adverse effect on the financial condition or results of operations of the Company.

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

The Company’s Ability to Pay Dividends Depends Primarily on Dividends from it Banking Subsidiary

The Company is a bank holding company and its operations are conducted by its subsidiary. Its ability to pay dividends depends on its receipt of dividends from its subsidiary. Dividend payments from its banking subsidiary are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of its subsidiary to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that its subsidiary will be able to pay dividends in the future or that the Company will generate adequate cash flow to pay dividends in the future. The Company’s failure to pay dividends on its common stock could have a materially adverse effect on the market price of its common stock.

The Company’s Stock Price and Trading Volume Can Be Volatile

The trading volume of the Company’s common stock, which is listed on the Nasdaq Capital Market, is less than that of other larger and older financial service companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales, could cause the Company’s stock price to fall. General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause a change in the Company’s stock price, regardless of its operating results.

Index

Extensive Regulation and Supervision

The Company is subject to extensive federal and state regulation and supervision. These regulations affect almost every aspect of the Company’s existence. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products its may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a materially adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s headquarters and principal place of business is located at 22 South 2nd Street, P.O. Box 869, Emmaus, and Lehigh County, Pennsylvania, 18049. The Company does not directly own or lease any properties in its own name, but rather, in the name of the Bank. The Bank owns the building housing its headquarters, clear of any lien. The building, which was opened October 2004, is a 3-story brick construction consisting of approximately 20,000 square feet of executive, administrative and operational office space.

In addition to its headquarters, the Bank owns or leases nine branch locations, two administrative office structures currently used for storage, and parking spaces in four locations as follows:

Location Address	Description & Square Footage	Purpose

731 Chestnut Street	Bank-owned-brick construction;	Utilized as a branch and
Emmaus, Pennsylvania	Comprised of 9,100 square feet;	occupied by East Penn
Lehigh County	Opened March 1993;	Mortgage Company
Property mortgage: none

6890 Hamilton Boulevard	Bank owned-brick construction;	Utilized as a branch
Trexlertown, Pennsylvania	Comprised of 4,500 square feet;
Lehigh County	Opened November 1996;
Property mortgage: none

201 West Main Street	Bank owned-brick construction;	Utilized as a branch
Macungie, Pennsylvania	Land leased; Comprised of 2,500
Lehigh County	square feet; Opened October 1997;
2006 land lease expense: $50,991;
Property mortgage: none

951 State Street	Premises leased by Bank;	Utilized as a branch
Mertztown, Pennsylvania	Comprised of 1,700 square feet;
Berks County	Opened November, 1998;
2006 rent expense: $19,980

1251 S. Cedar Crest Blvd.	Premises leased by Bank;	Utilized as a branch
Allentown, Pennsylvania	Comprised of 2,300 square feet;
Lehigh County	Opened January 1999;
2006 rent expense: $48,575

Index

Location Address	Description & Square Footage	Purpose

861 North Route 100	Bank owned-brick construction;	Utilized as a branch
Fogelsville, Pennsylvania	Comprised of 2,149 square feet;
Lehigh County	Opened November 1999;
Property mortgage: none

500 Macungie Avenue	Premises leased by Bank is	Utilized as a branch
Emmaus, Pennsylvania	located within Emmaus High
Lehigh County	School, which is brick construction;
Space is comprised of 900 square feet;
Opened November 1999;
2006 rent expense: none

4510 Bath Pike	Property leased by Bank;	1st floor utilized as a branch;
Bethlehem, PA	Comprised of 3,458 square feet	2nd floor utilized as a loan
Lehigh County	for the first floor and 1,900 square	production office
feet for the second floor;
Placed in service: November 2005;
2006 rent expense: $138,602

502 State Road	Bank-owned brick construction;	Utilized as a branch
Emmaus, Pennsylvania	Comprised of 2,800 square feet;
Lehigh County	Opened May 2006;
Property mortgage: none

18 S. Seventh Street	Bank owned-wood construction;	Utilized for supplies storage
Emmaus, Pennsylvania	Comprised of 4,800 square feet;
Lehigh County	Opened September 1998;
Property mortgage: none

28 South Second Street	Bank-owned one-story aluminum-	Utilized for records and supplies
Emmaus, Pennsylvania	sided frame building;	storage
Lehigh County	Comprised of 1,200 square feet;
Property acquired February 2005;
Property mortgage: none

222 Main Street	Property leased by Bank;	Utilized as a parking lot
Emmaus, Pennsylvania	Comprised of 4,400 square feet;	for up to 12 motor vehicles
Lehigh County	Placed in service November 2004;
2006 rent expense: $2,400

218 Main Street	Property leased by Bank;	Utilized as a parking lot
Emmaus, Pennsylvania	Comprised of 4,392 square feet;	for up to 12 motor vehicles
Lehigh County	Placed in service November 2004;
2006 rent expense: $2,400

Rear of 226 and	Property leased by Bank;	Utilized as a parking lot
232 Main Street	Comprised of 10,000 square feet;	for up to 30 motor vehicles
Emmaus, Pennsylvania	Placed in service November 2004;
Lehigh County	2006 rent expense: $8,482

Meadow Pool Association	Property leased by Bank;	Utilized to park 5 motor vehicles
10 East Harrison Street	Comprised of 540 square feet;
Emmaus, Pennsylvania	Placed in service June 2006;
Lehigh County	2006 rent expense: $350

Index

Management believes that these buildings and properties are in good condition and are adequate for the Company’s current purposes.

The Bank has signed an agreement to purchase property located at 2985 MacArthur Road, Whitehall, Pennsylvania to build a branch office. The total cost of this purchase will be $950,000. The property development and the construction of the branch facility are not expected to be completed until 2008.

ITEM 3.	LEGAL PROCEEDINGS

The nature of the Company’s business generates some litigation involving matters arising in the ordinary course of business. Management is not aware of any litigation that would have a materially adverse effect on the consolidated financial position of the Company. There are no proceedings pending other than ordinary routine litigation incidental to the business of the Company. In addition, no material proceedings against the Company are known to be contemplated by governmental authorities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NASDAQ Capital Market under the symbol “EPEN”.

The information provided below reflects the actual high and low sales prices and closing prices of the Company’s common stock for each quarter of 2006 and 2005. The prices do not include retail mark-ups or markdowns or any commissions to broker-dealers.

	Stock Price Range		Closing
	High	Low	Price

2006
First Quarter	$9.50	$8.56	$9.00
Second Quarter	9.15	8.51	8.90
Third Quarter	9.00	8.09	8.51
Fourth Quarter	8.85	7.66	8.05

2005
First Quarter	$9.50	$8.40	$8.87
Second Quarter	9.30	8.55	8.55
Third Quarter	9.25	8.50	8.84
Fourth Quarter	9.49	8.39	9.15

During 2006, the Company declared a semi-annual cash dividend for the third consecutive year. The first of the two cash dividends was in the amount of $0.11 per share, payable February 28, 2006 to all shareholders of record as of February 3, 2006. The second cash dividend paid during 2006 was in the amount of $0.11 per share payable August 31, 2006 to all shareholders of record as of August 11, 2006. The aggregate dividends paid in 2006 were $1,386,000. The Company initiated the payment of a semi-annual cash dividend in 2004. The first of the two cash dividends was in the amount of $0.09 per share and was paid on February 28, 2005 to all shareholders of record as of February 4, 2005. The second cash dividend paid during 2005 was in the amount of $0.10 per share payable August 31, 2005 to all shareholders of record as of August 10, 2005. The aggregate dividends paid in 2005 were $1,198,000.

The future dividend policy of the Company is subject to the discretion of the Board of Directors, who will incorporate into their decision such factors as earnings, financial conditions, cash needs, capital requirements and

Index

general business conditions. Holders of common stock will be entitled to receive dividends as and when declared by the Company’s Board of Directors out of funds legally available for that purpose. The Company is dependent on dividends from the Bank in order to fund its own dividends. Such payments from the Bank, however, will be subject to the regulatory restrictions set forth in the Pennsylvania Banking Code of 1965, the Federal Reserve Act and the FDIA.

The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings, which were $14,417,000 at December 31, 2006. Cash dividends must be approved by the FRB if the total of all cash dividends declared by the Company in any calendar year, including the proposed cash dividend, exceeds the total of the Company’s net profits for that year plus its retained net profits from the preceding two years less any required transfers to surplus or to a fund for the retirement of preferred stock, if any. The FDIA generally prohibits all payment of dividends by any bank, which is in default of any assessment of the FDIC. As of December 31, 2006, the Company was not in default of any FDIC assessments.

As of December 31, 2006, there were approximately 2,600 shareholders of record of the Company’s common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required to be set forth hereunder is incorporated by reference to page 17 of East Penn Financial Corporation’s Proxy Statement.

Index

Shareholder Return Performance Graph

The following graph compares the yearly dollar change in the cumulative total shareholder return on East Penn Financial Corporation's common stock against the cumulative total return of the NASDAQ Composite Index, the SNL $250M-$500M Bank Index and the SNL Mid Cap Bank Index for the period of five fiscal years commencing January 1, 2002 and ending December 31, 2006. The graph shows the cumulative investment return to share- holders based on the assumption that a $100 investment was made on December 31, 2001 in each of East Penn Financial Corporation's common stock, the NASDAQ Composite Index, the SNL $250M-$500M Bank Index and the SNL Mid Cap Bank Index. We computed returns assuming the reinvestment of all dividends. The shareholder return shown on the following graph is not indicative of future performance.

East Penn Financial Corporation

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
East Penn Financial Corporation	100.00	102.72	175.68	172.18	183.95	165.94
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL $250M-$500M Bank Index	100.00	128.95	186.31	211.46	224.51	234.58
SNL Mid Cap Bank	100.00	103.10	137.65	168.40	156.46	166.87

Index

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes presented elsewhere herein.

	December 31
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)	2006	2005	2004	2003	2002
Balance Sheet Data:

Total assets	$439,452	$404,229	$359,414	$337,939	$272,077
Securities available for sale	70,392	74,175	87,609	104,034	61,439

Securities held to maturity, at cost	-	1,038	1,040	1,051	1,808
Mortgages held for sale	373	1,077	1,146	956	3,363
Loans receivable	322,800	293,387	240,669	207,016	176,987

Allowance for loan losses	3,258	3,072	2,838	2,403	2,167

Premises and equipment, net	9,820	9,320	7,510	6,181	6,033
Investment in restricted stock	2,230	3,115	2,986	2,096	882

Non-interest bearing deposits	46,110	44,257	42,029	36,961	32,607
Interest bearing deposits	326,521	280,049	256,236	242,937	211,033
Total deposits	372,631	324,306	298,265	279,898	243,640

Stockholders' equity	25,161	22,841	21,667	19,543	19,664

Common shares outstanding	6,305,262	6,304,262	6,300,560	6,299,160	6,602,552
Book value per share	$3.99	$3.62	$3.44	$3.10	$2.98

Statement of Income Data:
Total interest income	$23,783	$20,026	$16,848	$14,897	$14,652
Total interest expense	10,475	7,255	5,115	4,685	5,378
Net interest income	13,308	12,771	11,733	10,212	9,274

Provision for loan losses	389	420	498	380	367
Net interest income after provision	12,919	12,351	11,235	9,832	8,907
Other income	2,732	2,511	2,130	2,271	1,669
Other expenses	11,107	10,345	9,093	8,368	7,414

Income tax expense	933	1,014	1,022	926	759
Net income	$3,611	$3,503	$3,250	$2,809	$2,403

Basic earnings per share	$0.57	$0.56	$0.52	$0.43	$0.36
Diluted earnings per share	$0.57	$0.55	$0.51	$0.43	$0.36
Cash dividends per common share	$0.22	$0.19	$0.16	$0.10	$0.06
Dividend payout ratio	38.38%	34.22%	31.02%	23.26%	16.66%

Selected Financial Ratios:
Net loans as a percent of deposits	85.75%	89.52%	79.74%	73.10%	71.75%
Average stockholders' equity to average assets	5.54%	5.79%	5.80%	6.76%	7.08%
Allowance for loan losses to total loans	1.01%	1.05%	1.18%	1.16%	1.22%
Nonperforming loans to total loans	0.13%	0.21%	0.44%	0.21%	0.51%
Allowance for loan losses to non-performing loans	752.42%	488.39%	267.48%	553.69%	241.58%

Selected Operating Ratios:
Return on average equity	15.64%	15.86%	16.07%	13.95%	13.35%
Return on average assets	0.87%	0.92%	0.93%	0.94%	0.95%
Equity to assets	5.73%	5.65%	6.03%	5.78%	7.23%
Net interest margin (fully tax-equivalent0	3.63%	3.80%	3.79%	3.85%	4.08%
Other income to average assets	0.66%	0.66%	0.61%	0.76%	0.66%
Other expenses to average assets	2.67%	2.71%	2.61%	2.81%	2.92%

Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF EAST PENN FINANCIAL CORPORATION FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Information required under this Item 7 is incorporated by reference to the Registrant’s 2006 Annual Report to Shareholders under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations of East Penn Financial Corporation”.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required under this Item 7A is incorporated by reference to the Registrant’s 2006 Annual Report to Shareholders under the heading, “Quantitative and Qualitative Disclosures About Market Risk”.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required under this Item 8 is incorporated by reference to the Registrant’s 2006 Annual Report to Shareholders under the heading, “Financial Statements”.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference herein to the Registrant’s Proxy Statement, under the heading, “Election of Directors”, and “Section 16(a) Beneficial Ownership Reporting Compliance” for its 2007 Annual Meeting of Shareholders to be held May 10, 2007.

The Registrant has adopted a Code of Ethics, which is incorporated by reference as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference herein, to the Registrant’s Proxy Statement, under the heading, “Compensation and Plan Information”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”, for its 2007 Annual Meeting of Shareholders to be held May 10, 2007.

Index

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference herein, to the Registrant’s Proxy Statement, under the heading, “Share Ownership”, for its 2007 Annual Meeting of Shareholders to be held May 10, 2007 and the “Securities Authorized for Issuance Under Equity Compensation Plans” under Item 5 of this annual report on Form 10K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference herein, to the Registrant’s Proxy Statement, under the heading, “Corporate Governance”, “Election of Directors”, “Compensation and Plan Information” and “Transactions with Directors and Executive Officers”, for its 2007 Annual Meeting of Shareholders to be held May 10, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Registrant’s Proxy Statement under the heading, “Report of the Audit Committee”, for its 2007 Annual Meeting of Shareholders to be held May 10, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial statements are incorporated by reference in Part II, Item 8 hereof.
Independent Auditor’s Report
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
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

Index

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

10.4
The Supplemental Executive Retirement Agreement (“SERP”) between East Penn Bank and Brent L. Peters, dated May 31, 2001, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

10.5
East Penn Financial Corporation’s Dividend Reinvestment and Stock Purchase Plan is incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-116754) as filed with the Securities and Exchange Commission on June 23, 2004.

10.6
Agreement of sale between East Penn Bank and WAWA, Inc. dated November 10, 2005 is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 31, 2006.

10.7
Amendment to Supplemental Executive Retirement Plan (“SERP”) between East Penn Bank and Brent L. Peters, dated July 21, 2006, is incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed August 1, 2006.

10.8	Amendment to Executive Employment Agreement between East Penn Bank and Brent L. Peters, dated July 21, 2006, is incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed August 1, 2006.

11	Statement re: Computation of per share earnings is incorporated by reference herein from Note 1 of the Consolidated Financial Statements contained in the Company’s 2006 Annual Report.

13	2006 Annual Report.

14
East Penn Financial Corporation’s Board of Directors and Senior Management Code of Ethics is incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 29, 2004.

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

East Penn Financial Corporation
(Registrant)

By:	/s/ Brent L. Peters
Brent L. Peters
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Brent L. Peters	March 15, 2007
Brent L. Peters
Chairman of the Board, President, Chief Executive Officer and Director
(Principal executive officer)

By:	/s/ Theresa M. Wasko	March 15, 2007
Theresa M. Wasko
Treasurer and Chief Financial Officer
(Principal financial and principal accounting officer)

By:	/s/ Dale A. Dries	March 15, 2007
Dale A. Dries
Director

By:	/s/ Thomas R. Gulla	March 15, 2007
Thomas R. Gulla
Director

By:	/s/ Allen E. Kiefer	March 15, 2007
Allen E. Kiefer
Director

By:	/s/ Forrest A. Rohrbach	March 15, 2007
Forrest A. Rohrbach
Vice Chairman of the Board and Lead Outside Director

Index

By:	/s/ Gordon K. Schantz	March 15, 2007
Gordon K. Schantz
Director

By:	/s/ Linn H. Schantz	March 15, 2007
Linn H. Schantz
Director

By:	/s/ Donald R. Schneck	March 15, 2007
Donald R. Schneck
Vice Chairman of the Board and Director

By:	/s/ Peter L. Shaffer	March 15, 2007
Peter L. Shaffer
Director

By:	/s/ Konstantinos A. Tantaros	March 15, 2007
Konstantinos A. Tantaros
Director

By:	/s/ F. Geoffrey Toonder	March 15, 2007
F. Geoffrey Toonder
Director

By:	/s/ Donald S. Young	March 15, 2007
Donald S. Young
Director

Index

Exhibit Index

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

10.4
The Supplemental Executive Retirement Agreement (“SERP”) between East Penn Bank and Brent L. Peters, dated May 31, 2001, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-103673) as filed with the Securities and Exchange Commission on March 7, 2003.

10.5
East Penn Financial Corporation’s Dividend Reinvestment and Stock Purchase Plan is incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-116754) as filed with the Securities and Exchange Commission on June 23, 2004.

10.6
Agreement of sale between East Penn Bank and WAWA, Inc. dated November 10, 2005 is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 31, 2006.

10.7
Amendment to Supplemental Executive Retirement Plan (“SERP”) between East Penn Bank and Brent L. Peters, dated July 21, 2006, is incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed August 1, 2006.

10.8	Amendment to Executive Employment Agreement between East Penn Bank and Brent L. Peters, dated July 21, 2006, is incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed August 1, 2006.

11	Statement re: Computation of per share earnings is incorporated by reference herein from Note 1 of the Consolidated Financial Statements contained in the Company’s 2006 Annual Report.

13	2006 Annual Report.

14
East Penn Financial Corporation’s Board of Directors and Senior Management Code of Ethics is incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 29, 2004.

21	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/15d-15(e).

Index

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/15d-15(e).

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.