Form 10-Q
period 2007-03-31
EAST PENN FINANCIAL CORP
filed 2007-05-11
CIK 1220483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

6,305,262 shares of common stock, par value $0.625 per share, outstanding as of April 25, 2007.

EAST PENN FINANCIAL CORPORATION

INDEX
QUARTERLY REPORT ON FORM 10-Q

Index

Part I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

EAST PENN FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands, except share data)	2007	2006
ASSETS
Cash and due from banks	$6,997	$7,785
Interest bearing deposits	1,690	18
Federal funds sold	20,007	15,151
Cash and cash equivalents	28,694	22,954
Securities available for sale	70,884	70,392
Mortgages held for sale	606	373
Loans, net of unearned income	327,851	322,800
Less: allowance for loan losses	(3,328)	(3,258)
Total net loans	324,523	319,542

Bank premises and equipment, net	9,622	9,820
Investment in restricted stock	2,196	2,230
Bank owned life insurance	7,865	7,788
Accrued interest receivable and other assets	6,369	6,353

Total assets	$450,759	$439,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$47,592	$46,110
Interest bearing	333,534	326,521
Total deposits	381,126	372,631
Securities sold under agreements to repurchase	9,077	6,749
Long-term debt	24,000	24,000
Junior subordinated debentures	8,248	8,248
Accrued interest payable and other liabilities	2,877	2,663

Total liabilities	425,328	414,291

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized
16,000,000 shares; none issued	-	-
Common stock, par value $0.625 per share
authorized 40,000,000 shares; issued 2007 and 2006
6,613,554 shares; outstanding 2007 and 2006
6,305,262 shares	4,134	4,134
Surplus	9,272	9,272
Retained earnings	14,559	14,417
Accumulated other comprehensive loss	(684)	(812)
Less: Treasury stock – at cost, 308,292 shares	(1,850)	(1,850)
Total stockholders’ equity	25,431	25,161

Total liabilities and
stockholders’ equity	$450,759	$439,452

See Notes to Consolidated Financial Statements

Index

EAST PENN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended
(In thousands, except share data)	2007	2006

Interest income
Interest and fee income on loans	$5,311	$4,663
Securities:
Taxable	751	669
Tax-exempt	242	166
Other	36	44
Total interest income	6,340	5,542

Interest expense
Deposits	2,697	1,685
Federal funds purchased and securities
sold under agreements to repurchase	43	95
Long-term debt	225	330
Junior subordinated debentures	136	136
Total interest expense	3,101	2,246

Net interest income	3,239	3,296

Provision for loan losses	45	90

Net interest income after
provision for loan losses	3,194	3,206

Other income
Customer service fees	376	394
Mortgage banking activities, net	34	43
Income from investment in life insurance	77	67
Other income	91	139
Total other income	578	643

Other expense
Salaries and employee benefits	1,491	1,554
Occupancy	307	285
Equipment	207	218
Other operating expenses	671	744
Total other expense	2,676	2,801

Income before income taxes	1,096	1,048

Federal income taxes	198	218

Net income	$898	$830

Basic earnings per share	$0.14	$0.13

Diluted earnings per share	$0.14	$0.13

Cash dividends per common share	$0.12	$0.11

See Notes to Consolidated Financial Statements

Index

EAST PENN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended
March 31, 2007 and 2006
(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Treasury
(In thousands, except share data)	Stock	Surplus	Earnings	Loss	Stock	Total

Balance, December 31, 2005	$4,133	$9,246	$12,192	$(880)	$(1,850)	$22,841
Comprehensive income:
Net income	-	-	830	-	-	830
Changes in net unrealized losses
on securities available
for sale, net of tax effect	-	-	-	(476)	-	(476)

Total comprehensive income						354

Cash dividends ($0.11 per share)	-	-	(693)	-	-	(693)

Balance, March 31, 2006	$4,133	$9,246	$12,329	$(1,356)	$(1,850)	$22,502

Balance, December 31, 2006	$4,134	$9,272	$14,417	$(812)	$(1,850)	$25,161
Comprehensive income:
Net income	-	-	898	-	-	898
Changes in net unrealized losses
on securities available for sale,
net of tax effect	-	-	-	128	-	128

Total comprehensive income						1,026

Cash dividends ($0.12 per share)	-	-	(756)	-	-	(756)

Balance, March 31, 2007	$4,134	$9,272	$14,559	$(684)	$(1,850)	$25,431

See Notes to Consolidated Financial Statements

Index

EAST PENN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended
(In thousands)	2007	2006
CASH FLOWS from OPERATING ACTIVITIES
Net income	$898	$830
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	45	90
Provision for depreciation and amortization	224	214
Net amortization/accretion of securities premiums and discounts	32	38
Proceeds from sale of mortgage loans	1,986	2,359
Net gain on sale of loans	(34)	(43)
Loans originated for sale	(2,185)	(1,560)
Earnings on investment in life insurance	(77)	(67)
(Increase) decrease in accrued interest receivable
and other assets	(83)	176
Increase in accrued interest payable
and other liabilities	214	11

Net Cash Provided by Operating Activities	1,020	2,048

CASH FLOWS from INVESTING ACTIVITIES
Decrease in interest bearing time deposits	-	500
Purchases of available for sale securities	(2,072)	-
Proceeds from maturities of and principal repayments
on available for sale securities	1,743	2,586
Proceeds from maturities of and principal repayments
on held to maturity securities	-	12
Net increase in loans	(5,026)	(2,136)
Net decrease in restricted stock	34	94
Purchases of bank premises and equipment	(26)	(522)

Net Cash Provided by (Used in) Investing Activities	(5,347)	534

CASH FLOWS from FINANCING ACTIVITIES
Net increase in deposits	8,495	3,864
Net increase (decrease) in federal funds purchased and
securities sold under agreements to repurchase	2,328	(2,769)
Repayment of long-term borrowings	-	(5,000)
Dividends paid	(756)	(693)

Net Cash Provided by (Used in) Financing Activities	10,067	(4,598)

Net Increase (Decrease) in Cash and Cash Equivalents	5,740	(2,016)

Cash and cash equivalents -Beginning	22,954	10,629

Cash and cash equivalents -Ending	$28,694	$8,613

SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid	$2,811	$2,205
Federal income taxes paid	$150	$0

  See Notes to Consolidated Financial Statements

Index

EAST PENN FINANCIAL CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

1.	Basis of Presentation

East Penn Financial Corporation (the “Company”) was incorporated on January 27, 2003 for the purpose of forming a bank holding company.  On July 1, 2003, the Company completed the reorganization with East Penn Bank (the “Bank”) and its wholly owned subsidiary, East Penn Mortgage Company, into the holding company form of ownership.  In the reorganization, the Bank became a wholly owned banking subsidiary of the Company.  On July 31, 2003, the Company formed East Penn Statutory Trust I (the “Trust”), a Connecticut statutory business trust, for the purpose of issuing $8 million in capital pass-through securities to investors.  The Trust is a non-consolidated subsidiary as permitted by FIN 46.

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, the Bank.  All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with instructions for Form 10-Q and S-X Rule 10-01.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation have been included.

Operating results for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.	Investment in Bank

On September 23, 2003, the Company made an initial purchase of 141,300 shares of common stock of a de novo bank, named Berkshire Bank, located in Wyomissing, Berks County, Pennsylvania.  At the completion of Berkshire’s initial stock offering, the Company purchased an additional 12,123 shares, which resulted in increasing the Company’s investment to $1,534,000 of Berkshire Bank’s outstanding common stock as of December 31, 2003.  In consideration of the Company’s and its director’s and officer’s combined ownership of Berkshire Bank common stock, the aggregate percentage ownership was 19.9% as of the 2003 year end, which is in accordance with the terms of a Stock Subscription and Purchase Agreement between the Company and Berkshire Bank.  Under this agreement, the Company is also entitled to purchase from Berkshire Bank up to 5% of additional stock at any time beginning on the date of the warrant and for 10 years thereafter at an exercise price of $6.40 per share, which is adjusted in consideration of two 5-for-4 stock splits.  The total number of shares that are subject to purchase under all of the Company’s warrants, options or rights shall not exceed 25% of the total number of shares of Berkshire Bank common stock.

In August 2003, the Company entered into an agreement, known as a Crown X agreement that was approved by the Federal Reserve Bank of Philadelphia in September 2003.  This agreement imposes certain restrictions where the Company has agreed not to:

•	solicit proxies with respect to any voting securities of Berkshire Bank or influence the manner in which any other shareholder of Berkshire Bank votes any voting securities of Berkshire Bank;
•	cause any voting securities of Berkshire Bank to be subject to a voting trust;
•	cause Berkshire Bank to become a subsidiary of the Company;

Index

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

 Subsequently, Berkshire Bancorp, Inc. announced a 5-for-4 stock split effected in the form of a stock dividend as of the record date of September 14, 2006, which resulted in the issuance of 77,780 additional shares of common stock.  On November 9, 2006, the Company purchased 256 additional shares at $10 per share in order to maintain its 19.9% aggregate ownership level.  This occurred because Berkshire Bancorp, Inc. issued additional  stock as a result of the exercise of options by its officers.  As of March 31, 2007, the Company’s total investment in Berkshire Bancorp, Inc. was $2,150,000, represented by 389,157 shares, resulting in a 19.9% aggregate ownership in consideration of the combined ownership of the Company, its directors and its officers.

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

Index

3.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2007	2006

Net income applicable to common stock	$898,000	$830,000

Weighted-average common shares outstanding	6,305,262	6,304,262
Effect of dilutive securities, stock options	10,704	20,886

Weighted-average common shares outstanding
used to calculate diluted earnings per share	6,315,966	6,325,148

Basic and diluted earnings per share	$0.14	$0.13

4.	Comprehensive Income

The components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31,
	2007	2006
(In thousands)

Unrealized holding gains (losses)
on available for sale securities	$195	$(721)
Less reclassification adjustments for
gains included in net income	-	-
Net unrealized gains (losses)	195	(721)
Tax effect	(67)	245
Net of tax amount	$128	$(476)

5.	Stock Option Plan

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment (SFAS 123R), using the modified-prospective transition method.  Under this transition method, compensation cost recognized in 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on a grant-date fair value estimated in accordance with the provisions of SFAS 123R.  As of March 31, 2007 and March 31, 2006, there were no unvested options, and no stock options were granted during the first three months of 2007 and 2006.

6.	Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit that are written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  The Bank had $4,630,000 in standby letters of credit as of March 31, 2007.  Management believes that the proceeds obtained through liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of March 31, 2007 for guarantees under standby letters of credit is not material.

Index

7.	New Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes”.  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes”.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  The interpretation is effective for fiscal years beginning after December 15, 2006.  The Company’s consolidated financial statements were not significantly impacted from this new pronouncement.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  The Company is currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on its consolidated financial position, results of operations and cash flows.

On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”).  The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons”.  The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4.  EITF 06-5 is effective for the fiscal years beginning after December 15, 2006.  The EITF did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  FASB Statement No. 159 permits entities to make an irrevocable election to carry almost any financial instrument at fair value.  Upon the effective date (or early adoption) of FASB Statement No. 159, when an entity elects to apply the fair value option to specific items, the entity reports the difference between the items’ carrying value and their fair value as a cumulative-effect adjustment to the opening balance of retained earnings.  The Statement is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the entity also elects to apply the provisions of FASB Statement No. 157.  The choice of early adoption must be made within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption.  As of March 31, 2007, the Company does not plan to adopt FASB Statement No. 159 early and will continue to evaluate the potential impact, if any, of the adoption of the Statement on its consolidated financial condition, results of operations and cash flows.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”).  EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement.  EITF 06-10 is effective for fiscal years beginning after December 15, 2007.  The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

Index

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2007

The following is management’s discussion and analysis of the significant changes in the consolidated financial condition, results of operations, capital resources and liquidity presented in the accompanying unaudited consolidated financial statements for the Company.  This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as, the Company's December 31, 2006 Annual Report on Form 10-K.  Current performance does not guarantee and may not be indicative of similar performance in the future.

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management.  Additional information is contained on pages 12 and 14 herein of this report for the provision and allowance for loan losses.

OVERVIEW

Net income for the three months ended March 31, 2007 was $898,000 as compared with net income of $830,000 for the three months ended March 31, 2006.  The $68,000, or 8.2% increase in earnings is attributable to the decline in other non-interest expenses associated with the Company’s ongoing efforts to control its operating costs.  In addition, less of a provision was made to the allowance for loan losses due to the continued strong quality of the Company’s loan portfolio.  Incurring less operating expenses helped to offset the decline in net interest income and other income.  On a basic and dilutive earnings per share basis, net income for the three months ended March 31, 2007 and 2006 was $0.14 per share and $0.13 per share, respectively.  Net income as a percentage of average assets on an annualized basis, also known as return on average assets, decreased to 0.83% for the first three months of 2007 from 0.94% for the first three months of 2006 as a result of asset growth of 12.7% from the end of the first quarter of 2006 to the end of the first quarter of 2007.  Net income as a percentage of total average stockholders’ equity on an annualized basis, also known as return on average equity, was 14.66% and 14.92% for the first three months of 2007 and 2006, respectively.  The decrease in this ratio is attributable to the increase in the amount of stockholders’ equity.

Index

During the first three months of 2007, the Company’s assets increased $11,307,000, or 2.6%, to $450,759,000 as of March 31, 2007 as compared with $439,452,000 as of the year ended December 31, 2006.  The increase in assets since the 2006 year end is attributable to the increase in cash and cash equivalents and loans.  The source of funds used to support the asset growth was the result of deposits, which increased $8,495,000, or 2.3%, from year end and securities sold under agreements to repurchase which grew $2,328,000, or 34.5%.  This compares to a decrease of $4,233,000 to $399,996,000 at March 31, 2006 from $404,229,000 as of December 31, 2005.  The growth in total deposits during the first three months of 2007 was higher than the growth in deposits during the same period in 2006 as a result of the Bank’s continued focus to offer competitive interest rates and provide quality customer service.

RESULTS OF OPERATIONS

Net Interest Income

For the three months ended March 31, 2007, total interest income increased $798,000, or 14.4%, to $6,340,000, as compared with $5,542,000 for the three months ended March 31, 2006.  This increase was supported by the yield from interest earning assets, which increased to 6.48% (on a fully tax equivalent basis) for the first quarter of 2007 from 6.23% for the first quarter of 2006 as a result of prime rate increases, which contributed to the better than anticipated yields.  In addition, average interest-earning assets increased 10.5% to $412,493,000 for the first three months of 2007, from $373,276,000 for the first three months of 2006.  The growth in average interest-earning assets was primarily attributable to an increase in federal funds sold and loan volume, both of which were funded from deposit growth.

Total interest expense increased by $855,000, or 38.1%, to $3,101,000 for the three months ended March 31 2007, from $2,246,000 for the three months ended March 31, 2006.  This increase was attributable to the growth of 9.5% in average interest bearing liabilities, which increased to $366,686,000 for the first three months of 2007 from $334,958,000 for the first three months of 2006.  The need to increase interest rates to maintain and attract deposits affected the cost of funds, which  increased to 3.43% for the three months ended March 31, 2007 from 2.72% for the same period in 2006.

Net interest income decreased by $57,000, or 1.7%, to $3,239,000 for the three months ended March 31, 2007 from $3,296,000 for the three months ended March 31, 2006.  This decrease was attributable to the yield from interest earning assets not increasing as quickly as the increase in the cost of funds associated with deposits.  The increase in the cost of funds was due to an increase in the interest rates paid on deposits as a means of ensuring that the Bank remained competitive in its market.  Increased interest rates not only resulted in deposit growth but effected a change within the composition of the Bank’s deposits, where there was a shifting of funds being invested into higher interest paying products.  While the cost associated with deposits has increased since last year, deposits were and continue to be a more cost effective source of funding asset growth as compared with other types of funding sources, such as brokered deposits or borrowings.  This strategy allowed management to better control funding costs and minimize further compression to its net interest spread and margin.  For the first three months of 2007, the net interest spread (on a fully tax equivalent basis) decreased to 3.05% from 3.50% for the first three months in 2006, while the net interest margin (on a fully tax equivalent basis) decreased to 3.43% for the three-month period ending March 31, 2007 from 3.78% for the three-month period ending March 31, 2006.

Provision for Loan Losses

For the three months ended March 31, 2007, the provision for loan losses was $45,000, a decrease of $45,000 compared with $90,000 for the three months ended March 31, 2006.  The decrease in the provision is attributable to management’s consistent efforts to ensure the high quality of the loan portfolio, as represented by a lower percentage of non-performing assets and loans subject to review or regulatory classification.

The allowance for loans losses represented 1.02% of total loans at March 31, 2007, compared with 1.01% as of December 31, 2006 and 1.07% as of March 31, 2006.  Management performs ongoing assessments of the loan loss reserve in relation to loan portfolio growth, credit exposure to individual borrowers, overall trends in the loan portfolio and other relevant factors.  Based upon these factors, management believes that as of March 31, 2007, the reserve is reasonable and sufficient to support the

Index

increased loan growth in light of the strong asset quality as supported by the ratios reflected in the Asset Quality Ratios table on page 16.

Other Income

Other income for the three months ended March 31, 2007 decreased $65,000, or 10.1%, to $578,000 from $643,000 for the three months ended March 31, 2006.  This decrease was not only due to an $18,000 decrease in income from customer service fees and a $9,000 decrease in mortgage banking activities, but it was also attributable to a $48,000 decline in other income from a one-time gain recorded in the first quarter of 2006 from the exchange of one type of asset into another type of asset.  Offsetting these declines was a $10,000 increase in income from the investment in life insurance.
.
Other Expenses

Other expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of the Company, decreased to $2,676,000 for the first quarter of 2007 from $2,801,000 for the first quarter of 2006.  The $125,000, or 4.5%, decrease is due to the Company’s ongoing efforts to better manage overall efficiencies, particularly in light of the compression of its net interest spread and margin.

Salaries and employee benefit expenses, which make up the largest component of other expenses, decreased $63,000, or 4.1%, to $1,491,000 for the first quarter of 2007 from $1,554,000 for the first quarter in 2006.  The decrease is attributable to attrition, where certain staff positions have not been replaced when employees have left the Bank.

Occupancy expenses increased $22,000, or 7.7%, to $307,000 for the three months ended March 31, 2007 from $285,000 for the three months ended March 31, 2006.  The increase was attributable to a rise in normal occupancy costs.

Equipment expense decreased $11,000, or 5.1%, to $207,000 for the three months ended March 31, 2007 from $218,000 for the three months ended March 31, 2006.  This decrease was the result of a reduction in expenses associated with the normal depreciation of fixed assets.  In addition, because facilities expansion has slowed as compared with the prior year, there has not been a need to purchase additional fixed assets to equip any new facilities.

Other operating expenses decreased $73,000, or 9.8%, to $671,000 for the three months ended March 31, 2007 from $744,000 for the three months ended March 31, 2006.  This decrease was the result of the Company’s efforts to add value to the bottom line by improving efficiencies through the elimination or reduction of other operating expenses.

Income Taxes

For the three months ended March 31, 2007, the tax provision was $198,000 compared with $218,000 for the three months ended March 31, 2006.  The decrease of $20,000, or 9.2%, was due to a reduction in the Company’s effective tax rate to 18.1% at March 31, 2007 from 20.8% at March 31, 2006.  The effective tax rate continues to be less than the statutory Federal tax rate of 34%.  The difference between the statutory and effective tax rates primarily reflects the tax-exempt status of interest income earned from obligations of state and political subdivisions and the appreciation in the cash surrender value of bank owned life insurance.

Net Income

Net income for the three months ended March 31, 2007 was $898,000, an increase of $68,000, or 8.2%, compared with $830,000 for the three months ended March 31, 2006.  The increase in net income was attributable to a decrease of $125,000 in other expenses, a decrease of $45,000 in the provision for loan losses and a $20,000 decrease in the income tax provision.  These decreases offset the declines of $57,000 in net interest income and $65,000 in other income.  Basic and diluted earnings per share for the three months ended March 31, 2007 were each $0.14 per share as compared with $0.13 per share for the three months ended March 31, 2006.

Index

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

As of March 31, 2007 all of the securities in the portfolio were classified as available for sale, with new purchases generally placed in this category.  As part of the Company’s strategy to reduce some of the future risk inherent within the investment portfolio, the Company sold during the second quarter of 2006, the balance of its held to maturity securities, which at the time totaled $1,026,000.  Securities in the available for sale category are accounted for at fair value with unrealized appreciation or depreciation, net of tax, reported as a separate component of stockholders’ equity.  The Company periodically evaluates the securities portfolio to determine if any decline in the fair values of securities are other than temporary.  If such a decline was deemed to be other than temporary, the Company would write down the security to its fair value through a charge to current period operations.  As of March 31, 2007, there were no securities in the portfolio whose values were deemed to be other than temporarily impaired.  At the time when the Company had securities categorized as held to maturity, they were accounted for at amortized cost.  The Company invests in securities for the cash flow and yields they produce and not to profit from trading.  The Company holds no trading securities in its portfolio, and the securities portfolio contained no high risk securities or derivatives as of March 31, 2007.

The securities portfolio at March 31, 2007 was $70,884,000, compared to $70,392,000 at December 31, 2006, an increase of $492,000, or 0.7%.  The increase represents the net result of principal repayments offset by additional security purchases.  The carrying value of the available for sale portion of the portfolio at March 31, 2007 includes an unrealized loss of ($1,036,000) (reflected as an accumulated other comprehensive loss of ($684,000) in stockholders’ equity, net of a deferred income tax liability of ($352,000)).  This compares with an unrealized loss at December 31, 2006 of ($1,231,000) (reflected as an accumulated other comprehensive loss of ($812,000) in stockholders’ equity, net of a deferred income tax liability of ($419,000)).

Loans

The loan portfolio comprises the major component of the Company’s earning assets and generally is the highest yielding asset category.  Gross loans receivable, net of unearned fees and origination costs, increased $5,051,000, or 1.6%, to $327,851,000 at March 31, 2007 from $322,800,000 at December 31, 2006.  In comparing the first quarter of 2007 with the first quarter of 2006, gross loans increased $32,339,000, or 10.9%.  Gross loans represented 86.0% of total deposits at March 31, 2007 as compared with 86.6% at December 31, 2006.  Loan growth continued to be significant in commercial lending, consisting of commercial real estate and commercial and industrial loans with a specific focus on municipal/tax-free loans.  Outstanding retail loans have grown as well, although to a lesser extent than commercial loans.  While residential mortgage lending remains active, it is not as robust as it was in prior years when mortgage interest rates were lower than they are now.  The Bank selectively sells mortgage loans into the secondary market in order to effectively manage long-term interest rate risk.

Credit Risk and Loan Quality

The Company continues to be vigilant in its efforts to minimize credit risk.  The Bank’s written lending policy requires underwriting, loan documentation and credit analysis standards to be met prior to the approval and funding of a loan.  In accordance with that policy, the internal loan review process

Index

monitors the loan portfolio on an ongoing basis.  The Credit Administration area prepares an analysis of the allowance for loan losses on a quarterly basis, which is then submitted to the Board of Directors for its assessment as to the adequacy of the allowance.

The allowance for loan losses at March 31, 2007 and December 31, 2006 was $3,328,000 and $3,258,000, respectively, compared to $3,151,000 at March 31, 2006.   Although less of a provision for loan losses was recorded for the first three months of 2007 as compared with the same period in 2006, there was an increase in the total allowance since the provision exceeded net charge-offs.  The allowance increased in consideration of the growth in the loan portfolio and the shift in the loan mix, where there has been continued growth in commercial loans, which generally carry a higher level of credit risk.  At March 31, 2007, the allowance for loan losses represented 1.02% of the gross loan portfolio, compared with 1.01% at December 31, 2006.  This compares to 1.07% at March 31, 2006.  At March 31, 2007, in consideration of the strong asset quality, management believes that the allowance for loan loss reserve is reasonable and adequate to address any potential losses.

The following table details the activity, which occurred in the allowance for loan losses over the first three months of 2007 and 2006.

Analysis of Allowance for Loan Losses (in thousands)
	2007	2006
Balance, beginning of year	$3,258	$3,072
Provision charged to operating expense	45	90
Charge-offs:
Commercial	(12)	0
Real estate	0	0
Consumer	(26)	(19)
Total charge-offs	(38)	(19)

Recoveries:
Commercial	0	0
Real estate	60	1
Consumer	3	7
Total recoveries	63	8
Net (charge-offs) recoveries	25	(11)
	$3,328	$3,151

Net (charge-offs) recoveries to average net loans	0.01%	0.00%

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

Index

The following table summarizes pertinent asset quality ratios at March 31, 2007 and December 31, 2006.

Asset Quality Ratios	3/31/07	12/31/06
Non-accrual loans/Total loans	0.08%	0.13%
Non-performing assets (1) /Total loans	0.12%	0.13%
Net (charge-offs) recoveries/Average loans	0.01%	(0.07)%
Allowance/Total loans	1.02%	1.01%
Allowance/Non-accrual loans	1270.23%	759.44%
Allowance/Non-performing loans (1)	817.69%	752.42%

(1) - Non-performing assets of $407,000 as of March 31, 2007 and $433,000 as of December 31, 2006 include non-accrual loans of $262,000 at March 31, 2007 and $429,000 at December 31, 2006.

The Company had no other real estate owned as acquired through foreclosure as of March 31, 2007 and December 31, 2006.

            Loan concentrations are considered to exist when the total amount of loans to any one or a multiple number of borrowers engaged in similar activities or having similar characteristics exceeds 10% of loans outstanding in any one category.  The majority of the Bank’s lending is made within its primary market area, which includes Emmaus and other adjacent communities in Lehigh County, Pennsylvania.  Two portfolio segments represent possible concentrations: commercial real estate and consumer loans secured by residential real estate.  While the Bank does not have a concentration of credit risk with any single borrower, repayments on loans in these portfolios can be negatively influenced by decreases in real estate values.  Management mitigates this risk through stringent underwriting policies and procedures.

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

The Company had $7,865,000 and $7,788,000 in BOLI as of March 31, 2007 and December 31, 2006, respectively.  Although the BOLI is an asset that may be liquidated, it is the Company’s intention to hold this pool of insurance because it provides tax-exempt income that lowers the Company’s tax liability, while enhancing its overall capital position.

Investment in Bank

On September 23, 2003, the Company purchased 141,300 shares of common stock outstanding for $1,413,000 in a de novo bank, named Berkshire Bank, located in Wyomissing, Berks County, Pennsylvania.  On October 22, 2003, the Company purchased an additional 12,123 shares of common stock for $121,000, which resulted in increasing the Company’s investment to $1,534,000, or 18.3%, of Berkshire Bank’s outstanding common stock as of December 31, 2003.  The aggregate ownership percentage of the Company and its directors and officers as dictated within the terms of the Stock Subscription and Purchase Agreement between the Company and Berkshire Bank was 19.9%.

During 2004, Berkshire Bank announced a 5-for-4 stock split, effected in the form of a 25% stock dividend, payable July 22, 2004, which resulted in the Company receiving an additional 38,355 shares.  On

Index

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

Berkshire Bancorp, Inc. announced a 5-for-4 stock split effected in the form of a stock dividend as of the record date of September 14, 2006, which resulted in the issuance of 77,780 additional shares of common stock.  On November 9, 2006, the Company purchased 256 additional shares at $10 per share in order to maintain its 19.9% aggregate ownership level.  This occurred because Berkshire Bancorp, Inc. issued additional stock as a result of the exercise of options by its officers.  As of March 31, 2007, the Company’s total investment in Berkshire Bancorp, Inc. was $2,150,000, represented by 389,157 shares, resulting in a 19.9% aggregate ownership in consideration of the combined ownership of the Company, its directors and its officers.

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

Deposits

Deposits are the major source of the Company’s funds for lending and investment purposes.  Total deposits at March 31, 2007 were $381,126,000, an increase of $8,495,000, or 2.3%, from total deposits of $372,631,000 at December 31, 2006.  In addition to the $1,482,000 increase in non-interest bearing deposits, the growth of $7,012,000 in interest bearing deposits was influenced by the increase in interest rates.  This impacted the cost of deposits, which increased to 3.35% as of March 31, 2007 from 2.86% as of December 31, 2006 and 2.45% as of March 31, 2006.

Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase increased $2,328,000, or 34.5%, to $9,077,000 at March 31, 2007 from $6,749,000 at December 31, 2006.  The increase was attributable to rate-driven customers who found that they could earn a higher rate of interest on this product as compared with deposits.  Securities sold under agreements to repurchase generally mature in one business day and roll over under a continuing contract.

Short-Term Borrowings

There were no short-term borrowings in the form of overnight federal funds purchased as of March 31, 2007 and December 31, 2006.  The Bank has a $5,000,000 federal funds line of credit with its main correspondent bank, Atlantic Central Bankers Bank, Camp Hill, Pennsylvania (“ACBB”) as well as a short-term/overnight line of credit of $35 million with the Federal Home Loan Bank of Pittsburgh (“FHLB”), which is part of its overall maximum borrowing capacity of $147,431,000.

Index

Long-Term Debt and Borrowing Capacity

There were $24 million outstanding in fixed rate term loans with the FHLB at March 31, 2007 and December 31, 2006.  The $24 million borrowing is comprised of the following fixed rate borrowings (dollars in thousands):

Maturity	Amount	Rate

May 7, 2007	$5,000	3.89%
November 28, 2007	7,000	3.43%
May 5, 2008	5,000	4.03%
November 28, 2008	7,000	3.78%

Total	$24,000	3.75%	weighted average

The Bank has generally used long-term borrowings to fund growth.  This strategy has helped the Bank to manage its cost of funds by allowing it to lock into fixed rates, at a time when interest rates were at their historic lowest levels.

The Bank has a total maximum borrowing capacity for both short and long-term borrowings of approximately $147,431,000 with the FHLB, out of which $24 million represents fixed rate term loans that were outstanding at March 31, 2007, and resulted in an unused borrowing capacity of $123,431,000.

Mandatory Redeemable Capital and Junior Subordinated Debentures

As of March 31, 2007, the Company had $8,248,000 outstanding in junior subordinated debentures, which were issued on July 31, 2003 to investors as capital trust pass-through securities by East Penn Statutory Trust I (“Trust”), a Connecticut statutory business trust and non-consolidated wholly owned subsidiary of the Company.  The securities have a fixed rate of 6.80% through September 17, 2008.  The capital securities are redeemable by the Company on or after September 17, 2008, at par, or earlier, if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 17, 2033.  Proceeds totaling $4.3 million were contributed to the capital at the Bank.  The remaining proceeds in the amount of $3.9 million were used to invest in Berkshire Bank, a de novo bank, and in the repurchase of the Company’s common stock.  The Company chose to utilize the multi-issuer trust preferred alternative, which proved to be a less expensive and more flexible resource of regulatory capital.

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

The Company manages its balance sheet with the intent of maximizing net interest income, while maintaining an acceptable level of risk to minimize the impact that changing interest rates may have on its net income and changes in the economic value of its equity.  The overall interest rate risk position and strategies for the management of interest rate risk are reviewed by senior management and the Asset/ Liability Committee (“ALCO”) of the Board of Directors on an ongoing basis.  The Company utilizes a variety of methodologies and resources to measure its interest rate risk.  It also has the ability to effect strategies to manage interest rate risk, which include, but are not limited to, selling newly originated residential mortgage loans, controlling the volume mix of fixed/variable rate commercial loans and securities, increasing/decreasing deposits via interest rate changes, borrowing from the FHLB, and buying/selling securities.  Adjustments to the mix of interest sensitive assets and liabilities are made periodically in an effort to give the Company dependable and steady growth in net interest income, while at the same time, managing the related risks.

Index

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

Liquidity from asset categories is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which were $28,694,000 at March 31, 2007, compared to $22,954,000 at December 31, 2006.  This increase was due to overnight federal funds sold, which were enhanced as a result of deposit growth.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital.  At March 31, 2007, there was $44,643,000 in liquid securities as compared with $45,328,000 at December 31, 2006.  Liquid securities decreased $685,000 since year-end as a result of the need to pledge additional securities to collateralize the increase in securities sold under agreements to repurchase.

Liability liquidity sources include attracting deposits at competitive rates.  Deposits at March 31, 2007 were $381,126,000, compared to $372,631,000 at December 31, 2006.  In addition, the Bank has lines of credit with its main correspondent bank, ACBB, and with the FHLB, which are reliable sources for short and long-term funds.

The Company’s consolidated financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk.  Off-balance sheet arrangements are discussed in detail below.

Management is of the opinion that its liquidity position, at March 31, 2007, is adequate to respond to fluctuations “on” and “off” the balance sheet.  In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in the Company’s inability to meet anticipated or unexpected liquidity needs.

Contractual Obligations

The Company has various financial obligations that may require future cash payments.  These obligations include the payment of liabilities recorded on the consolidated balance sheet as well as contractual obligations for purchase commitments and operating leases.  The following table represents the Company’s contractual obligations, by type, that are fixed and determined at March 31, 2007.

Index

CONTRACTUAL OBLIGATIONS

	March 31, 2007
	Less Than			Over
	1 Year	1 – 3 Years	3 – 5 Years	5 Years	Total
	(in thousands)

Time deposits	$148,129	$38,163	$1,845	$168	$188,305
Long-term debt	12,000	12,000	-	-	24,000
Junior subordinated
debentures	-	8,248	-	-	8,248
Nonqualified supplemental
executive retirement plan	112	126	70	215	523
Premises commitments	850	-	-	-	850
Operating leases	260	476	386	824	1,946
Total	$161,351	$59,013	$2,301	$1,207	$223,872

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business.  These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made in accordance with the same standards as on-balance sheet instruments.  Unused commitments at March 31, 2007 were $90,367,000, which consisted of $57,096,000 in unfunded commitments to existing loans, $16,920,000 to grant new loans, $11,721,000 in unused lines for overdraft privilege and $4,630,000 in letters of credit.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not present a liquidity risk to the Company.   Management believes that any amounts actually drawn upon can be funded in the normal course of operations.  The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital

The following table presents the risk-based and leverage capital amounts and ratios at March 31, 2007 for the Company and the Bank.

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2007:
Total capital (to risk-weighted assets):
Company	$37,432	10.8%	$	≥27,744	≥8.0%	N/A	N/A	%
Bank	34,623	10.1		≥27,551	≥8.0	$ ≥34,438	≥10.0
Tier 1 capital (to risk-weighted assets):
Company	34,104	9.8		≥13,887	≥4.0	N/A	N/A
Bank	31,295	9.1		≥13,775	≥4.0	≥20,663	≥ 6.0
Tier 1 capital (to average assets):
Company	34,104	7.8		≥17,580	≥4.0	N/A	N/A
Bank	31,295	7.2		≥17,459	≥4.0	≥21,824	≥ 5.0

These capital ratios continue to remain at levels, which are considered to be “well-capitalized” as defined by regulatory guidelines.

Index

Banking laws and regulations limit the amount of cash dividends that may be paid without prior approval from the Company’s regulatory agencies.  In abidance with such requirements, on January 18, 2007, the Board of Directors authorized and declared a semi-annual cash dividend for 2007 in the amount of $0.12 per share, payable on February 28, 2007 to all shareholders of record as of February 2, 2007.  The payment of this semi-annual cash dividend decreased retained earnings by $756,000.

Restrictions under the Section 202e of the Pennsylvania Banking Code of 1965 are placed on the size of a Bank’s investment in fixed assets as a percentage of equity.  Presently, the Bank exceeds the allowable limit of 25% of equity, as defined by the Pennsylvania Department of Banking.  The Bank’s fixed assets as a percentage of equity decreased to 36.8% at March 31, 2007 as compared with 40.4% at March 31, 2006.  The ratio decrease was due to the decline in the balance of total fixed assets, which decreased due to normal depreciation, and the increase in the total equity from the retention of earnings.  Since this ratio exceeds the allowable limit, the Bank generally contacts the Department of Banking to obtain the Department’s approval before acquiring a fixed asset that is of a material dollar amount.  Compliance with the allowable fixed asset limit of this section of the Banking Code is expected to occur through normal depreciation adjustments and retention of earnings.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

In the normal course of conducting business activities, the Company is exposed to market risk, principally interest rate risk.  Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments.  The Asset/Liability Committee, using policies and procedures approved by the Board of Directors, is responsible for managing the interest rate sensitivity position.

No material changes in the market risk strategy occurred during the current period.  No material changes have been noted in the Company’s equity value at risk.  A detailed discussion of market risk is provided in the Form 10-K for the year ended December 31, 2006.

Item 4.

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic filings.

(b)	Changes in internal control over financial reporting

The Company made no changes in its internal control over financial reporting or in other factors that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

Item 4T.

Controls and Procedures

The information discussed in Item 4 is incorporated herein by reference.

Part II – OTHER INFORMATION

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

No material changes from those disclosed in the Form 10-K for the year ended December 31, 2006.

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

Index

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
Brent L. Peters
Chairman of the Board, President and Chief
Executive Officer
(Principal Executive Officer)

Date:	May 9, 2007

By:	/s/ Theresa M. Wasko
Theresa M. Wasko
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	May 9, 2007

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