Form 10-Q
period 2007-06-30
EAST PENN FINANCIAL CORP
filed 2007-08-14
CIK 1220483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

6,311,374 shares of common stock, par value $0.625 per share, outstanding as of July 31, 2007.

EAST PENN FINANCIAL CORPORATION

INDEX
QUARTERLY REPORT ON FORM 10-Q

Index

Part I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

EAST PENN FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2007	2006
ASSETS
Cash and due from banks	$4,913	$7,785
Interest bearing deposits	2,703	18
Federal funds sold	10,117	15,151
Cash and cash equivalents	17,733	22,954
Securities available for sale	65,683	70,392
Mortgages held for sale	135	373
Loans, net of unearned income	337,109	322,800
Less: allowance for loan losses	(3,343)	(3,258)
Total net loans	333,766	319,542

Bank premises and equipment, net	9,415	9,820
Investment in restricted stock	1,992	2,230
Bank owned life insurance	7,945	7,788
Accrued interest receivable and other assets	6,882	6,353

Total assets	$443,551	$439,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$48,983	$46,110
Interest bearing	328,845	326,521
Total deposits	377,828	372,631
Securities sold under agreements to repurchase	10,602	6,749
Long-term debt	19,000	24,000
Junior subordinated debentures	8,248	8,248
Accrued interest payable and other liabilities	2,330	2,663

Total liabilities	418,008	414,291

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized
16,000,000 shares; none issued	-	-
Common stock, par value $0.625 per share;
authorized 40,000,000 shares; 2007 issued 6,618,766
shares; outstanding 6,310,474 shares; 2006 issued
6,613,554 shares; outstanding 6,305,262 shares	4,137	4,134
Surplus	9,311	9,272
Retained earnings	15,351	14,417
Accumulated other comprehensive loss	(1,406)	(812)
Less: Treasury stock – at cost, 308,292 shares	(1,850)	(1,850)
Total stockholders’ equity	25,543	25,161

Total liabilities and
stockholders’ equity	$443,551	$439,452

See Notes to Consolidated Financial Statements

Index

EAST PENN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	2007	2006	2007	2006

Interest income
Interest and fee income on loans	$5,458	$4,898	$10,769	$9,561
Securities:
Taxable	342	604	1,093	1,273
Tax-exempt	237	181	479	347
Other	400	59	436	103
Total interest income	6,437	5,742	12,777	11,284

Interest expense
Deposits	2,753	1,917	5,450	3,602
Federal funds purchased and securities
sold under agreements to repurchase	55	70	98	165
Long-term debt	198	287	423	617
Junior subordinated debentures	136	136	272	272
Total interest expense	3,142	2,410	6,243	4,656

Net interest income	3,295	3,332	6,534	6,628

Provision for loan losses	90	119	135	209

Net interest income after
provision for loan losses	3,205	3,213	6,399	6,419

Other income
Customer service fees	398	383	774	777
Mortgage banking activities, net	55	25	89	68
Income from investment in life insurance	80	68	157	135
Other income	129	91	220	230
Total other income	662	567	1,240	1,210

Other expense
Salaries and employee benefits	1,441	1,400	2,932	2,954
Occupancy	295	278	602	563
Equipment	215	219	422	437
Other operating expenses	995	822	1,666	1,566
Total other expense	2,946	2,719	5,622	5,520

Income before income taxes	921	1,061	2,017	2,109

Federal income taxes	129	212	327	430

Net income	$792	$849	$1,690	$1,679

Basic earnings per share	$0.13	$0.13	$0.27	$0.27

Diluted earnings per share	$0.12	$0.13	$0.27	$0.27

Cash dividends per common share	$0.00	$0.00	$0.12	$0.11

See Notes to Consolidated Financial Statements

Index

EAST PENN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended
June 30, 2007 and 2006
(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Treasury
(In thousands, except share and per share data)	Stock	Surplus	Earnings	Loss	Stock	Total

Balance, December 31, 2005	$4,133	$9,246	$12,192	$(880)	$(1,850)	$22,841
Comprehensive income:
Net income	-	-	1,679	-	-	1,679
Changes in net unrealized losses
on securities available
for sale, net of tax effect	-	-	-	(976)	-	(976)

Total comprehensive income						703

Compensation expense related
to stock options	-	3	-	-	-	3

Cash dividends ($0.11 per share)	-	-	(693)	-	-	(693)

Balance, June 30, 2006	$4,133	$9,249	$13,178	$(1,856)	$(1,850)	$22,854

Balance, December 31, 2006	$4,134	$9,272	$14,417	$(812)	$(1,850)	$25,161
Comprehensive income:
Net income	-	-	1,690	-	-	1,690
Changes in net unrealized losses
on securities available for sale,
net of tax effect	-	-	-	(594)	-	(594)

Total comprehensive income						1,096

Exercise of 5,212 common stock
options	3	39	-	-	-	42

Cash dividends ($0.12 per share)	-	-	(756)	-	-	(756)

Balance, June 30, 2007	$4,137	$9,311	$15,351	$(1,406)	$(1,850)	$25,543

See Notes to Consolidated Financial Statements

Index

EAST PENN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Six Months Ended
(In thousands)	2007	2006
CASH FLOWS from OPERATING ACTIVITIES
Net income	$1,690	$1,679
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	135	209
Provision for depreciation and amortization	448	431
Compensation expense for stock options	-	3
Net amortization/accretion of securities premiums and discounts	62	77
Net realized loss from sale of available for sale securities	-	38
Net realized gain from sale of held to maturity securities	-	(38)
Proceeds from sale of loans originated for sale	5,899	5,051
Net gain on loans originated for sale	(89)	(68)
Loans originated for sale	(5,572)	(4,297)
Earnings on investment in life insurance	(157)	(135)
Increase in accrued interest receivable
and other assets	(163)	(91)
Increase (decrease) in accrued interest payable
and other liabilities	(333)	368

Net Cash Provided by Operating Activities	1,920	3,227

CASH FLOWS from INVESTING ACTIVITIES
Decrease in interest bearing time deposits	-	500
Purchases of available for sale securities	(2,072)	(6,725)
Proceeds from maturities of and principal repayments
on available for sale securities	5,819	4,747
Proceeds from sale of available for sale securities	-	5,136
Proceeds from maturities of and principal repayments
on held to maturity securities	-	39
Proceeds from sale of held to maturity securities	-	1,037
Net increase in loans	(14,419)	(18,782)
Net decrease in restricted stock	238	419
Purchases of bank premises and equipment	(43)	(1,205)

Net Cash Used in Investing Activities	(10,477)	(14,834)

CASH FLOWS from FINANCING ACTIVITIES
Net increase in deposits	5,197	30,660
Net increase (decrease) in federal funds purchased and
securities sold under agreements to repurchase	3,853	(1,998)
Repayment of long-term borrowings	(5,000)	(10,000)
Proceeds from the exercise of stock options	42	-
Dividends paid	(756)	(693)

Net Cash Provided by (Used in) Financing Activities	3,336	(17,969)

Net Increase (Decrease) in Cash and Cash Equivalents	(5,221)	6,362

Cash and cash equivalents -Beginning	22,954	10,629

Cash and cash equivalents -Ending	$17,733	$16,991

SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid	$6,630	$4,482
Federal income taxes paid	$425	$415

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Other real estate acquired in settlement of loans	$60	-

See Notes to Consolidated Financial Statement

Index

EAST PENN FINANCIAL CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

Operating results for the six-month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.	Proposed Plan of Merger with Harleysville National Corporation

On May 16, 2007, East Penn Financial Corporation and Harleysville National Corporation (“HNC”) issued a joint press release announcing the signing of a definitive agreement, dated May 15, 2007, for East Penn Financial Corporation to merge with and into HNC, and East Penn Financial Corporation’s wholly owned subsidiary, East Penn Bank to merge with and into HNC’s wholly owned subsidiary, Harleysville National Bank and Trust Company (“HNB”).

The total value of the transaction under the agreement at the time of its announcement was estimated at $92.7 million or approximately $14.50 per share of East Penn Financial Corporation stock.  However, actual value will depend on several factors, including the price of HNC stock, but will not be less than $13.52 per share ($86.3 million) or greater than $15.48 per share ($99.1 million).  Subject to the terms and conditions of the merger agreement, each shareholder of East Penn Financial Corporation may elect to receive either cash only or HNC shares only for each share of East Penn Financial Corporation stock.  An East Penn Financial Corporation shareholder may receive a combination of both in the aggregate for all East Penn Financial Corporation shares the shareholder owns subject to the election of other shareholders.  The amount of final per share consideration is based on a formula that is determined by the average per share value of HNC stock during the twenty day period ending eleven days prior to the closing.  The consideration is subject to election and allocation procedures designed to provide that the cash portion is $50,284,000, but in any event, not greater than 60% of the dollar value of the merger consideration.  The parties have agreed that the allocation of HNC common stock and cash will be such that the East Penn Financial Corporation shareholders will not recognize gain or loss for Federal income tax purposes on those East Penn Financial Corporation shares that are exchanged for HNC common stock in the merger.

Index

It is anticipated that the acquisition, which is subject to state and federal regulatory approval, approval by the shareholders of East Penn Financial Corporation and other customary conditions to closing, will most likely be completed in the fall of 2007.

As part of the agreement, East Penn Bank will become a division of HNC and will operate under the “East Penn Bank” name and logo.  In addition nine of HNC’s existing branches located in and about East Penn Bank’s serving community will also be transferred to the East Penn division.  Pursuant to the merger agreement, HNC and East Penn Financial Corporation agreed that Brent L. Peters, Chairman of the Board, President and Chief Executive office of East Penn Financial Corporation, will continue with HNC upon closing of the merger, as an executive officer and President of East Penn Bank division and a member of the HNC and HNB boards of directors.

3.	Investment in Bank

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

Index

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

Effective March 22, 2007, Berkshire Bancorp, Inc. initiated a two-phase stock offering expected to end August 31, 2007.  As part of this offering, shareholders who purchase stock in either phase will receive a warrant for each share purchased.  As of June 30, 2007, the Company had not yet subscribed to purchase additional shares under the stock offering.  As a result, its percentage aggregate ownership decreased below 19.9%.  At June 30, 2007, the Company’s total investment in Berkshire Bancorp, Inc. was $2,150,000, represented by 389,157 shares, resulting in a 19.1% aggregate ownership in consideration of the combined ownership of the Company, its directors and its officers.

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

4.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income applicable to common stock	$792,000	$849,000	$1,690,000	$1,679,000
Weighted-average common shares outstanding	6,306,568	6,304,262	6,305,918	6,304,262
Effect of dilutive securities, stock options	43,502	18,604	26,067	19,745

Weighted-average common shares outstanding
used to calculate diluted earnings per share	6,350,070	6,322,866	6,331,985	6,324,007
Basic earnings per share	$0.13	$0.13	$0.27	$0.27

Diluted earnings per share	$0.12	$0.13	$0.27	$0.27

Index

5.	Comprehensive Income

The components of other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2007	2006	2007	2006

Unrealized holding losses on
available for sale securities	$(1,095)	$(795)	$(900)	$(1,516)
Less reclassification adjustment for
loss included in net income	-	38	-	38

Net unrealized losses	(1,095)	(757)	(900)	(1,478)
Tax effect	(373)	(257)	(306)	(502)

Net of tax amount	$(722)	$(500)	$(594)	$(976)

6.	Stock Option Plan

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment (SFAS 123R), using the modified-prospective transition method.  Under this transition method, compensation cost recognized in 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on a grant-date fair value estimated in accordance with the provisions of SFAS 123R.  No stock options were granted during the first six months of 2007 and there were no unvested options as of December 31, 2006 or June 30, 2007, which in turn means there was no impact to earnings.  This compares with 2006 where 13,000 options to purchase common stock were granted to directors on May 18, 2006.  Since the options have a six-month vesting period, the Company had 13,000 stock options that were not fully vested as of June 30, 2006.  The related compensation costs totaled $19,000 and were recognized monthly on a straight-line basis through November 18, 2006, which was the end of the six-month vesting period.  The Company’s earnings before income taxes for the three and six months ended June 30, 2006 were $3,000 lower due to the adoption of SFAS 123R.

7.	Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit that are written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  The Bank had $7,732,000 in standby letters of credit as of June 30, 2007.  Management believes that the proceeds obtained through liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of June 30, 2007 for guarantees under standby letters of credit is not material.

8.	New Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes”.  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes”.  Specifically, the pronouncement

Index

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

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  FASB Statement No. 159 permits entities to make an irrevocable election to carry almost any financial instrument at fair value.  Upon the effective date (or early adoption) of FASB Statement No. 159, when an entity elects to apply the fair value option to specific items, the entity reports the difference between the items’ carrying value and their fair value as a cumulative-effect adjustment to the opening balance of retained earnings.  The Statement is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the entity also elects to apply the provisions of FASB Statement No. 157.  The choice of early adoption must be made within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption.  The Company did not adopt FASB Statement No. 159 early and will continue to evaluate the potential impact, if any, of the adoption of the Statement on its consolidated financial condition, results of operations and cash flows.

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

In April 2007, the FASB directed the FASB Staff to issue FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”).  FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts”, and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances.  FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted.  We are evaluating the effect of adopting FSP FIN 39-1 on our consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”).  FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP FIN 48-1 is effective retroactively to January 1, 2007.  The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

Index

In February 2007,  the FASB issued Staff Position (“FSP”) FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides”.  This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.  The conforming amendments in this FSP shall be applied upon adoption of SFAS No. 158.  We believe our adoption of FSP FAS 158-1 will not have a material impact on our consolidated financial statements or disclosures.

Index

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2007

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management.  Additional information is contained on pages 15, 18 and 19 herein of this report for the provision and allowance for loan losses.

OVERVIEW

Net income for the six months ended June 30, 2007 was $1,690,000 as compared with net income of $1,679,000 for the six months ended June 30, 2006.  The $11,000, or 0.7% increase in earnings is attributable to an increase in other income and declines in the provision expense for loan losses and income taxes, which helped to offset the decline in net interest income and the increase in other non-interest expenses that was impacted by incurring merger related expenses.  On a basic and dilutive earnings per share basis, net income for the six months ended June 30, 2007 and 2006 was $0.27 per share.  Net income as a percentage of average assets on an annualized basis, also known as return on average assets, decreased to 0.77% for the first six months of 2007 from 0.84% for the first six months of 2006 as a result of asset growth of 4.8% since the end of the second quarter of 2006 to the end of the second quarter of 2007.  Net income as a percentage of total average stockholders’ equity on an annualized basis, also known as return on average equity, was 13.48% and 14.94% for the first six months of 2007 and 2006, respectively.  The decrease in this ratio is attributable to an increase in the amount of stockholders’ equity.

During the first six months of 2007, the Company’s assets increased $4,099,000, or 0.9%, to $443,551,000 as of June 30, 2007 as compared with $439,452,000 as of December 31, 2006.  The increase in assets since the 2006 year end is attributable to loan growth of 4.4%, which was offset by a decline of

Index

$4,709,000, or 6.7% in securities available for sale.  The decline in securities available for sale was attributable to scheduled investment maturities and amortization.  While the cash flow from securities was used to fund loan growth, our prime funding sources included deposits, which increased $5,197,000, or 1.4% from the 2006 year end and securities sold under agreements to repurchase, which grew $3,853,000, or 57.1%.  The proceeds of the deposit growth were also used to fund the repayment of $5,000,000 in long-term borrowings since the 2006 year end.  The growth in total deposits and securities sold under agreements to repurchase during the first six months of 2007 was higher than their growth during the same period in 2006 as a result of the Bank’s continued focus to offer attractive products at competitive interest rates.

RESULTS OF OPERATIONS

Net Interest Income

For the three months ended June 30, 2007, total interest income increased $695,000, or 12.1%, to $6,437,000 as compared with $5,742,000 for the three months ended June 30, 2006.  This increase is due to loan growth, which is the Company’s highest yielding asset, and increased yields on total interest earning assets.

Total interest expense increased by $732,000, or 30.4%, to $3,142,000 for the three months ended June 30, 2007 from $2,410,000 for the three months ended June 30, 2006.   This increase is attributable to deposit growth, higher volume of securities sold under agreements to repurchase and the increased costs associated with attracting and maintaining deposits and securities sold under agreements to repurchase during a period of interest rate uncertainties.

Net interest income decreased by $37,000, or 1.1%, to $3,295,000 for the three months ended June 30, 2007 from $3,332,000 for the three months ended June 30, 2006.

For the six months ended June 30, 2007, total interest income increased $1,493,000, or 13.2%, to $12,777,000, as compared with $11,284,000 for the six months ended June 30, 2006.  This increase was attributable to a higher yield from interest earning assets, which increased to 6.46% (on a fully tax equivalent basis) for the first six months of 2007 from 6.26% (on a fully tax equivalent basis) for the first six months of 2006.  In addition, average interest-earning assets increased 10.4% to $415,098,000 for the first six months of 2007, from $375,962,000 for the same period in 2006.  The growth in average interest-earning assets was primarily attributable to an increase in loans, which were funded from growth in deposits and securities sold under agreements to repurchase.

           Total interest expense increased by $1,587,000, or 34.1%, to $6,243,000 for the six months ended June 30 2007, from $4,656,000 for the six months ended June 30, 2006.  This increase was attributable to growth in average interest bearing liabilities, which increased $32,366,000, or 9.6% for the first six months of 2007 as compared with the same period in 2006.  In addition, the need to increase interest rates to maintain and attract deposits affected cost of funds, which  increased to 3.42% for the six months ended June 30, 2007 from 2.80% for the same period in 2006.

The resulting net interest income decreased by $94,000, or 1.4%, to $6,534,000 for the six months ended June 30, 2007 from $6,628,000 for the six months ended June 30, 2006.  The increase in interest income was more than offset by an increase in interest expense, which contributed to net interest margin compression as competitive deposit pricing increased funding costs faster then earning asset yields grew.  The increase in cost of funds was due to an increase in the interest rates paid on deposits as a means of ensuring that the Bank remained competitive in its market.  Increased interest rates not only resulted in deposit growth but effected a change within the composition of the Bank’s deposits, where there was a shifting of funds being invested into deposit products with higher interest rates.  While the cost associated with deposits has increased since last year, deposits were and continue to be a more cost effective source of funding asset growth as compared with other types of funding sources, such as borrowings, which the Bank has made efforts to reduce.  This strategy has allowed management to better control funding costs and minimize further compression to its net interest spread and margin.  For the first six months of 2007, the net interest spread (on a fully tax equivalent basis) decreased 43 basis points to 3.04% from 3.47% for the first six months in 2006, while the net interest margin (on a fully tax equivalent basis) decreased 34 basis points to 3.42% for the six-month period ending June 30, 2007 from 3.76% for the six-month period ending June 30, 2006.  However, the success of the Bank’s efforts to manage this compression is evidenced by the one basis point decline in the net interest margin of 3.42% for the second quarter of 2007 as compared with 3.43% for the first quarter of 2007.

Index

Provision for Loan Losses

Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level management considers adequate to absorb credit losses inherent in the loan portfolio.  Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance.

The provision for loan losses was $90,000 for the three months ended June 30, 2007 compared with $119,000 for the three months ended June 30, 2006.

For the six months ended June 30, 2007, the provision for loan losses was $135,000, a decrease of $74,000 compared with $209,000 for the six months ended June 30, 2006.  The decrease in the provision is attributable to management’s ongoing efforts to ensure the high quality of the loan portfolio as represented by the level of non-performing assets and loans subject to review or regulatory classification.

The allowance for loans losses represented 0.99% of total loans at June 30, 2007, compared with 1.01% as of December 31, 2006 and 1.03% as of June 30, 2006.  Management performs ongoing assessments of the loan loss reserve in relation to loan portfolio growth, credit exposure to individual borrowers, overall trends in the loan portfolio and other relevant factors.  Based upon these factors, management believes that as of June 30, 2007, the reserve is reasonable and sufficient to support the increased loan growth in light of the strong asset quality as supported by the ratios reflected in the Asset Quality Ratios table on page 19.

Other Income

For the three months ended June 30, 2007, other income of $662,000 increased $95,000, or 16.8%, from $567,000 for the three months ended June 30, 2006.  The increase was due to a $15,000 increase in customer service fees, a $30,000 increase in fee income from mortgage banking activities,  a $12,000 increase associated with an increase in the cash surrender value of the Bank’s investment in life insurance and a $38,000 increase in other income which was mostly attributable to fee income associated with the increased volume of letter of credit transactions.

Other income for the six months ended June 30, 2007 increased $30,000, or 2.5%, to $1,240,000 from $1,210,000 for the six months ended June 30, 2006.  This increase was attributable to a $21,000 increase in income from mortgage banking activities and a $22,000 increase in income from the investment in life insurance.  These increases were offset by a $3,000 decline in customer service fees and a decrease of $10,000 in other income.
.
Other Expenses

Other expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of the Company, increased to $2,946,000 for the second quarter of 2007 from $2,719,000 for the second quarter of 2006.  The $227,000, or 8.3%, increase is not only due to the Company’s continued growth, but is attributable to expense associated with the pending merger with Harleysville National Corporation.

Salaries and employee benefit expenses, which make up the largest component of other expenses, increased $41,000, or 2.9%, to $1,441,000 for the second quarter of 2007 from $1,400,000 for the second quarter in 2006.  The increase is primarily attributable to the increased benefit costs.

Index

Occupancy expenses increased $17,000, or 6.2%, to $295,000 for the three months ended June 30, 2007 from $278,000 for the three months ended June 30, 2006.  The increase is due to the costs associated with normal expenses incurred to maintain all of the Company’s branch and office locations.

Equipment expense decreased $4,000, or 1.8%, to $215,000 for the three months ended June 30, 2007 from $219,000 for the three months ended June 30, 2006.  This decrease is due to management’s efforts to control operating expenses.

Other operating expenses during the second quarter of 2007 increased $173,000, or 21.0%, to $995,000 from $822,000 during the second quarter of 2006.  The increase is primarily associated with incurring $212,000 in expenses during the second quarter of 2007 relating to the impending merger.

Other expenses increased to $5,622,000 for the six months ended June 30, 2007 from $5,520,000 for the six months ended June 30, 2006.  The $102,000, or 1.8%, increase is due to the merger related expenses the total of which was offset by the Company’s ongoing efforts to  manage overall efficiencies, particularly in light of the compression of its net interest spread and margin.

For the first six months of 2007, salaries and employee benefit expenses decreased $22,000, or 0.7%, to $2,932,000 from $2,954,000 for the first six months of 2006.  The decrease is attributable to attrition, where certain staff positions have not been replaced when employees have left the Bank.

Occupancy expenses increased $39,000, or 6.9%, to $602,000 as of June 30, 2007 from $563,000 as of June 30, 2006.  The increase was attributable to a rise in normal occupancy costs.

Equipment expense decreased $15,000, or 3.4%, to $422,000 for the six months ended June 30, 2007 from $437,000 for the six months ended June 30, 2006.  This decrease was the result of a reduction in expenses associated with the normal depreciation of fixed assets.  In addition, because facilities expansion has slowed as compared with the prior year, there has not been a need to purchase additional fixed assets to equip any new facilities.

Other operating expenses increased $100,000, or 6.4%, to $1,666,000 for the six months ended June 30, 2007 from $1,566,000 for the six months ended June 30, 2006.  This increase was attributable to $258,000 in merger related expenses that were incurred during the first six months of 2007.  The Company’s ongoing efforts to improve efficiencies through the elimination or reduction of other operating expenses were a benefit that mitigated the full impact of the merger expenses.

Effective January 1, 2007, The Federal Deposit Insurance Corporation (“FDIC”) created a new risk framework comprised of four risk categories and established assessment rates to coincide with each category.  Assessment rates for Risk Category I financial institutions, which includes East Penn Bank, range from 5 to 7 basis points.  The FDIC also approved a one-time assessment credit for banks that were in existence on December 31, 1996 and paid a deposit insurance assessment prior to that date.  Management believes that the one-time credit will more than offset the new FDIC assessment cost for 2007.  It anticipates that the credit will be depleted by the first quarter of 2008.  Accordingly, the Company will begin to recognize the FDIC assessment cost at that time.

Income Taxes

Income tax expense was $129,000 for the three months ended June 30, 2007, a decrease of $83,000, or 39.2%, compared with $212,000 for the three months ended June 30, 2006.  The decline in the tax expense was attributable to a decline of $140,000, or 13.2%, in net income before taxes in the second quarter of 2007 as compared with 2006 in addition to an increased level of tax exempt income.  The decline is also attributable to a change in the expected effective tax rate between the first and second quarters of 2007.

For the six months ended June 30, 2007, the tax provision was $327,000 compared with $430,000 for the six months ended June 30, 2006.  The decrease of $103,000, or 24.0%, was due to a reduction in the Company’s effective tax rate to 16.2% at June 30, 2007 from 20.4% at June 30, 2006.  The effective tax rate

Index

continues to be less than the statutory Federal tax rate of 34%.  The difference between the statutory and effective tax rates primarily reflects the tax-exempt status of interest income earned from obligations of state and political subdivisions and the appreciation in the cash surrender value of bank owned life insurance.

Net Income

Net income for the three months ended June 30, 2007 was $792,000, a decrease of $57,000, or 6.7%, compared with $849,000 for the three months ended June 30, 2006.  The decrease in net income is the result of a decrease of $37,000 in net interest income and an increase of $227,000 in other expenses, partially offset by an increase of  $95,000 in other income, a decrease of $29,000 in the provision for loan losses, and a decrease of $83,000 in the income tax provision.  While basic earnings per share for the three months ended June 30, 2007 and 2006 was $0.13 per share, diluted earnings per share for the three months ended June 30, 2007 declined to $0.12 per share as compared with $0.13 per share  for the three months ended June 30, 2006.

Net income for the six months ended June 30, 2007 was $1,690,000, an increase of $11,000, or 0.7%, compared with $1,679,000 for the six months ended June 30, 2006.  The increase in net income was attributable to an increase of $30,000 in other income, a decline of $74,000 in the provision for loan losses and a decrease of $103,000 in the provision for income taxes.  These benefited the bottom-line but were offset by a decrease of $94,000 in net interest income and an increase of $102,000 in other expenses.  Basic and diluted earnings per share for the six months ended June 30, 2007 and 2006 were each $0.27 per share.

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

As of June 30, 2007 all of the securities in the portfolio were classified as available for sale, with new purchases placed in this category.  Securities in the available for sale category are accounted for at fair value with unrealized appreciation or depreciation, net of tax, reported as a separate component of stockholders’ equity.  The Company periodically evaluates the securities portfolio to determine if any decline in the fair values of securities are other than temporary.  If such a decline was deemed to be other than temporary, the Company would write down the security to its fair value through a charge to current period operations.  As of June 30, 2007, there were no securities in the portfolio whose values were deemed to be other than temporarily impaired.  At the time when the Company had securities categorized as held to maturity, they were accounted for at amortized cost.  The Company invests in securities for the cash flow and yields they produce and not to profit from trading.  The Company holds no trading securities in its portfolio, and the securities portfolio contained no high risk securities or derivatives as of June 30, 2007.

The securities portfolio at June 30, 2007 was $65,683,000, compared to $70,392,000 at December 31, 2006, a decrease of $4,709,000, or 6.7%.  The decrease represents the result of principal repayments.  The carrying value of the available for sale portion of the portfolio at June 30, 2007 includes an unrealized loss of ($2,130,000) (reflected as an accumulated other comprehensive loss of ($1,406,000) in stockholders’ equity, net of a deferred income tax liability of ($724,000)).  This compares with an unrealized loss at December 31, 2006 of ($1,231,000) (reflected as an accumulated other comprehensive loss of ($812,000) in stockholders’ equity, net of a deferred income tax liability of ($419,000)).

Index

Loans

The loan portfolio comprises the major component of the Company’s earning assets and generally is the highest yielding asset category.  Gross loans receivable, net of unearned fees and origination costs, increased $14,309,000, or 4.4%, to $337,109,000 at June 30, 2007 from $322,800,000 at December 31, 2006.  In comparing the second quarter of 2007 with the second quarter of 2006, gross loans increased $25,016,000, or 8.0%.  Gross loans represented 89.2% of total deposits at June 30, 2007 as compared with 86.6% at December 31, 2006.  Loan growth continued to be significant in commercial lending, consisting of commercial real estate and commercial and industrial loans with a specific focus on municipal/tax-free loans.  Outstanding retail loans have grown as well, although to a lesser extent than commercial loans.  While residential mortgage lending remains active, it is not as robust as it was in prior years when mortgage interest rates were lower than they are now.  The Bank selectively sells mortgage loans into the secondary market in order to effectively manage long-term interest rate risk.

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

The allowance for loan losses at June 30, 2007 and December 31, 2006 was $3,343,000 and $3,258,000, respectively, compared to $3,205,000 at June 30, 2006.   Although less of a provision for loan losses was recorded during the first six months of 2007 as compared with the same period in 2006, there was an increase in the total allowance since the provision exceeded net charge-offs.  The allowance increased in consideration of the growth in the loan portfolio and the shift in the loan mix, where there has been continued growth in commercial loans, which generally carry a higher level of credit risk.  At June 30, 2007, the allowance for loan losses represented 0.99% of the gross loan portfolio, compared with 1.01% at December 31, 2006.  This compares to 1.03% at June 30, 2006.  At June 30, 2007, in consideration of the strong asset quality, management believes that the allowance for loan loss reserve is at an acceptable level given current economic conditions, interest rates and the composition  of the loan portfolio.

The following table details the activity, which occurred in the allowance for loan losses over the first six months of 2007 and 2006.

Analysis of Allowance for Loan Losses (Dollars in thousands)
	Six Months Ended
	6/30/ 2007	6/30/2006
Balance, beginning of year	$3,258	$3,072
Provision charged to operating expense	135	209
Charge-offs:
Commercial	(26)	0
Real estate	(29)	(45)
Consumer	(65)	(50)
Total charge-offs	(120)	(95)

Recoveries:
Commercial	0	2
Real estate	60	2
Consumer	10	15
Total recoveries	70	19
Net (charge-offs) recoveries	(50)	(76)
	$3,343	$3,205

Net (charge-offs) recoveries to average net loans	(0.02% )	(0.03% )

Note: Bank’s loan portfolio is entirely domestic

Index

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

The following table summarizes pertinent asset quality ratios at June 30, 2007 and December 31, 2006.

Asset Quality Ratios	6/30/07	12/31/06
Non-accrual loans/Total loans	0.27%	0.13%
Non-performing assets (1) /Total loans	0.39%	0.13%
Net (charge-offs) recoveries/Average loans	0.02%	(0.07)%
Allowance/Total loans	0.99%	1.01%
Allowance/Non-accrual loans	362.98%	759.44%
Allowance/Non-performing loans (1)	266.59%	752.42%

(1) -
Non-performing assets of $1,314,000 as of June 30, 2007 and $433,000 as of December 31, 2006 include non accrual loans of $921,000 at June 30, 2007 and $429,000 at December 31, 2006.  The increase in non-performing assets at June 30, 2007 is attributable to the addition of one secured commercial credit to non-accrual loans.

The Company had other real estate owned as acquired through foreclosure on one residential property in the amount of $60,000 as of June 30, 2007 as compared with none as of December 31, 2006.  The Company expects to dispose of the property by year end with no loss.

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

The Company had $7,945,000 and $7,788,000 in BOLI as of June 30, 2007 and December 31, 2006, respectively.  Although the BOLI is an asset that may be liquidated, it is the Company’s intention to hold this pool of insurance because it provides tax-exempt income that lowers the Company’s tax liability, while enhancing its overall capital position.

Investment in Bank

On September 23, 2003, the Company purchased 141,300 shares of common stock outstanding for $1,413,000 in a de novo bank, named Berkshire Bank, located in Wyomissing, Berks County, Pennsylvania.

Index

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

Effective March 22, 2007, Berkshire Bancorp, Inc. initiated a two-phase stock offering expected to end August 31, 2007.  As part of this offering, shareholders who purchase stock in either phase will receive a warrant for each share purchased.  As of June 30, 2007, the Company had not yet subscribed to purchase additional shares under the stock offering.  As a result, its percentage aggregate ownership decreased below 19.9%.  At June 30, 2007, the Company’s total investment in Berkshire Bancorp, Inc. was $2,150,000, represented by 389,157 shares, resulting in a 19.1% aggregate ownership in consideration of the combined ownership of the Company, its directors and its officers.

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

Deposits

Deposits are the major source of the Company’s funds for lending and investment purposes.  Total deposits at June 30, 2007 were $377,828,000, an increase of $5,197,000, or 1.4%, from total deposits of $372,631,000 at December 31, 2006.  In addition to the $2,873,000 increase in non-interest bearing deposits, the growth of $2,324,000 in interest bearing deposits was influenced by the increase in interest rates.  This impacted the cost of deposits, which increased to 3.34% as of June 30, 2007 from 2.86% as of December 31, 2006 and 2.56% as of June 30, 2006.

Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase increased $3,853,000, or 57.1%, to $10,602,000 at June 30, 2007 from $6,749,000 at December 31, 2006.  The increase was attributable to rate-driven customers who found that they could earn a higher rate of interest on this product as compared with deposits.  Securities sold under agreements to repurchase generally mature in one business day and roll over under a continuing contract.

Index

Short-Term Borrowings

There were no short-term borrowings in the form of overnight federal funds purchased as of June 30, 2007 and December 31, 2006.  The Bank has a $5,000,000 federal funds line of credit with its main correspondent bank, Atlantic Central Bankers Bank, Camp Hill, Pennsylvania (“ACBB”) as well as a short-term/overnight line of credit of $35 million with the Federal Home Loan Bank of Pittsburgh (“FHLB”), which is part of its overall maximum borrowing capacity of $147,557,000.

Long-Term Debt and Borrowing Capacity

There were $19 million outstanding in fixed rate term loans with the FHLB at June 30, 2007, a reduction of $5 million from the $24 million that was outstanding at December 31, 2006.  The $19 million borrowing is comprised of the following fixed rate borrowings (dollars in thousands):

Maturity	Amount	Rate

November 28, 2007	$7,000	3.43%
May 5, 2008	5,000	4.03%
November 28, 2008	7,000	3.78%

Total	$19,000	3.72%	weighted average

The Bank has generally used long-term borrowings to fund growth.  This strategy has helped the Bank to manage its cost of funds by allowing it to lock into fixed rates, at a time when interest rates were at their historic lowest levels.

The Bank has a total maximum borrowing capacity for both short and long-term borrowings of approximately $147,557,000 with the FHLB, out of which $19 million represents fixed rate term loans that were outstanding at June 30, 2007, and resulted in an unused borrowing capacity of $128,557,000.

Mandatory Redeemable Capital and Junior Subordinated Debentures

As of June 30, 2007, the Company had $8,248,000 outstanding in junior subordinated debentures, which were issued on July 31, 2003 to investors as capital trust pass-through securities by East Penn Statutory Trust I (“Trust”), a Connecticut statutory business trust and non-consolidated wholly owned subsidiary of the Company.  The securities have a fixed rate of 6.80% through September 17, 2008.  The capital securities are redeemable by the Company on or after September 17, 2008, at par, or earlier, if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 17, 2033.  Proceeds totaling $4.3 million were contributed to the capital at the Bank.  The remaining proceeds in the amount of $3.9 million were used to invest in Berkshire Bank, a de novo bank, the repurchase of the Company’s common stock and other business purposes.  The Company chose to utilize the multi-issuer trust preferred alternative, which proved to be a less expensive and more flexible resource of regulatory capital.

Asset/Liability Management

Interest rate risk is the exposure of a Bank’s current and future earnings and capital arising from adverse movements in interest rates.   An interest sensitive asset or liability is one that experiences changes in cash flows as a direct result of changes in market interest rates.  The management of interest rate risk involves analyzing the maturity and repricing of interest sensitive assets and liabilities at specific points in time.  The imbalance between interest sensitive assets and liabilities is commonly referred to as the interest rate gap.  The interest rate gap is one way of assessing the risk inherent in the existing balance sheet as it relates to potential changes in net interest income.

Index

The guidelines of the Company’s interest rate risk policy seek to limit the exposure to changes in interest rates that affect the underlying economic value of assets and liabilities, earnings and capital.  The Company manages its balance sheet with the intent of maximizing net interest income, while maintaining an acceptable level of risk to minimize the impact that changing interest rates may have on its net income and changes in the economic value of its equity.  The overall interest rate risk position and strategies for the management of interest rate risk are reviewed by senior management and the Asset/ Liability Committee (“ALCO”) of the Board of Directors on an ongoing basis.  The Company utilizes a variety of methodologies and resources to measure its interest rate risk.  It also has the ability to effect strategies to manage interest rate risk, which include, but are not limited to, selling newly originated residential mortgage loans, controlling the volume mix of fixed/variable rate commercial loans and securities, increasing/decreasing deposits via interest rate changes, borrowing from the FHLB, and buying/selling securities.  Adjustments to the mix of interest sensitive assets and liabilities are made periodically in an effort to give the Company dependable and steady growth in net interest income, while at the same time, managing the related risks.

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

Liquidity from asset categories is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which were $17,733,000 at June 30, 2007, compared to $22,954,000 at December 31, 2006.  This decrease was due to a decline in overnight federal funds sold, which were used to fund loan growth.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital.  At June 30, 2007, there was $36,422,000 in liquid securities as compared with $45,328,000 at December 31, 2006.  Liquid securities decreased $8,906,000 since year-end as a result of the need to pledge additional securities to collateralize the increase in securities sold under agreements to repurchase and public fund deposits.

Liability liquidity sources include attracting deposits at competitive rates.  Deposits at June 30, 2007 were $377,828,000, compared to $372,631,000 at December 31, 2006.  In addition, the Bank has available lines of credit with its main correspondent banks, ACBB, for $5,000,000 and the FHLB for $147,557,000, both of which are reliable sources for short and long-term funds.

The Company’s consolidated financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk.  Off-balance sheet arrangements are discussed in detail below.

Management is of the opinion that its liquidity position, at June 30, 2007, is adequate to respond to fluctuations “on” and “off” the balance sheet.  In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in the Company’s inability to meet anticipated or unexpected liquidity needs.

Index

Contractual Obligations

The Company has various financial obligations that may require future cash payments.  These obligations include the payment of liabilities recorded on the consolidated balance sheet as well as contractual obligations for purchase commitments and operating leases.  The following table represents the
Company’s contractual obligations, by type, that are fixed and determined at June 30, 2007.

CONTRACTUAL OBLIGATIONS

	June 30, 2007
	Less Than			Over
	1 Year	1 – 3 Years	3 – 5 Years	5 Years	Total
	(in thousands)

Time deposits	$135,608	$43,227	$1,485	$150	$180,470
Long-term debt	12,000	7,000	-	-	19,000
Junior subordinated
debentures	-	8,248	-	-	8,248
Nonqualified supplemental
executive retirement plan	110	108	69	207	494
Premises commitments	850	-	-	-	850
Operating leases	255	469	378	780	1,882
Total	$148,823	$59,052	$1,932	$1,137	$210,944

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business.  These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made in accordance with the same standards as on-balance sheet instruments.  Unused commitments at June 30, 2007 were $85,552,000, which consisted of $60,352,000 in unfunded commitments to existing loans, $5,751,000 to grant new loans, $11,717,000 in unused lines for overdraft privilege and $7,732,000 in letters of credit.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not present a liquidity risk to the Company.   Management believes that any amounts actually drawn upon can be funded in the normal course of operations.  The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital

The following table presents the risk-based and leverage capital amounts and ratios at June 30, 2007 for the Company and the Bank.
	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2007:
Total capital (to risk-weighted assets):
Company	$38,276	10.7%	$	≥28,504	≥8.0%	N/A	N/A	%
Bank	35,389	10.0		≥28,302	≥8.0	$ ≥35,378	≥10.0
Tier 1 capital (to risk-weighted assets):
Company	34,933	9.8		≥14,252	≥4.0	N/A	N/A
Bank	32,046	9.1		≥14,151	≥4.0	≥ 21,227	≥ 6.0
Tier 1 capital (to average assets):
Company	34,933	7.8		≥17,814	≥4.0	N/A	N/A
Bank	32,046	7.2		≥17,694	≥4.0	≥22,118	≥ 5.0

Index

These capital ratios continue to remain at levels, which are considered to be “well-capitalized” as defined by regulatory guidelines.

Banking laws and regulations limit the amount of cash dividends that may be paid without prior approval from the Company’s regulatory agencies.  In abidance with such requirements, on January 18, 2007, the Board of Directors authorized and declared a semi-annual cash dividend for 2007 in the amount of $0.12 per share, payable on February 28, 2007 to all shareholders of record as of February 2, 2007.  On July 19, 2007, the Board of Directors authorized and declared a cash dividend for the second half of 2007 for $0.12 per share of common stock, payable on August 31, 2007 to all shareholders of record as of August 10, 2007.  The payment of this semi-annual cash dividend will reduce retained earnings by $1,513,000.

Restrictions under the Section 202e of the Pennsylvania Banking Code of 1965 are placed on the size of a Bank’s investment in fixed assets as a percentage of equity.  Presently, the Bank exceeds the allowable limit of 25% of equity, as defined by the Pennsylvania Department of Banking.  The Bank’s fixed assets as a percentage of equity decreased to 34.9% at June 30, 2007 as compared with 40.9% at June 30, 2006.  The drop in the ratio was due to the decline in the balance of total fixed assets, which decreased as a result of normal depreciation, and the increase in the total equity from the retention of earnings.  Since this ratio exceeds the allowable limit, the Bank generally contacts the Department of Banking to obtain the Department’s approval before acquiring a fixed asset that is of a material dollar amount.  Compliance with the allowable fixed asset limit of this section of the Banking Code is expected to occur through normal depreciation adjustments and retention of earnings.

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

Item 4.

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic filings.

(b)	Changes in internal control over financial reporting

The Company made no changes in its internal control over financial reporting or in other factors that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

Item4T.

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

The Company held its annual meeting of shareholders on May 10, 2007 at the Allen Organ Company located at 3370 Route 100, Macungie, PA 18062.  The Judges of Election reported that the results of the balloting revealed that holders of 5,242,928 shares of common stock, representing 83.2% of the total number of shares outstanding, were represented in person or by proxy at the 2007 annual meeting of shareholders.

The following outlines the items voted on at the meeting as well as the votes cast for, against and non-votes for each item.

I.	Election of Class C directors to serve for a three-year term expiring 2010.

		Withhold
	For	Authority

Allen E. Kiefer	4,688,559	554,369
Brent L. Peters	4,231,406	1,011,522
Forrest A. Rohrbach	4,728,588	514,340
Peter L. Shaffer	4,401,142	841,786

II.	Ratification of the selection of Beard Miller Company, LLP, Certified Public Accountants, as independent auditors of the Company for 2007.

For	Against	Abstain
5,152,888	77,356	12,684

Index

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

2.1
Merger Agreement by and among Harleysville National Corporation, East Penn Financial Corporation and East Penn Bank, dated as of May 15, 2007, is incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 22, 2007.

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

Index

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
Brent L. Peters
Chairman of the Board, President and Chief
Executive Officer
(Principal Executive Officer)

Date:	August 14, 2007

By:	/s/ Theresa M. Wasko
Theresa M. Wasko
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	August 14, 2007

Index

Exhibit Index

2.1
Merger Agreement by and among Harleysville National Corporation, East Penn Financial Corporation and East Penn Bank, dated as of May 15, 2007, is incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 22, 2007.

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

Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/15d-15(e).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/15d-15(e).

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.