Form 10-Q
period 2007-09-30
EAST PENN FINANCIAL CORP
filed 2007-11-13
CIK 1220483

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

6,334,354 shares of common stock, par value $0.625 per share, outstanding as of October 31, 2007.

EAST PENN FINANCIAL CORPORATION

INDEX
QUARTERLY REPORT ON FORM 10-Q

Index

Part I.    FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

EAST PENN FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2007	2006
ASSETS
Cash and due from banks	$7,301	$7,785
Interest bearing deposits	2,464	18
Federal funds sold	4,988	15,151
Cash and cash equivalents	14,753	22,954
Securities available for sale	64,961	70,392
Mortgages held for sale	372	373
Loans, net of unearned income	337,366	322,800
Less: allowance for loan losses	(3,409)	(3,258)
Total net loans	333,957	319,542

Bank premises and equipment, net	9,213	9,820
Investment in restricted stock	1,984	2,230
Bank owned life insurance	8,025	7,788
Accrued interest receivable and other assets	7,153	6,353

Total assets	$440,418	$439,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$44,069	$46,110
Interest bearing	328,694	326,521
Total deposits	372,763	372,631
Securities sold under agreements to repurchase	11,660	6,749
Long-term debt	19,000	24,000
Junior subordinated debentures	8,248	8,248
Accrued interest payable and other liabilities	2,381	2,663

Total liabilities	414,052	414,291

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized
16,000,000 shares; none issued	-	-
Common stock, par value $0.625 per share;
authorized 40,000,000 shares; 2007 issued 6,642,646
shares; outstanding 6,334,354 shares; 2006 issued
6,613,554 shares; outstanding 6,305,262 shares	4,152	4,134
Surplus	9,487	9,272
Retained earnings	15,304	14,417
Accumulated other comprehensive loss	(727)	(812)
Less: Treasury stock – at cost, 308,292 shares	(1,850)	(1,850)

Total stockholders’ equity	26,366	25,161

Total liabilities and
stockholders’ equity	$440,418	$439,452

See Notes to Consolidated Financial Statements

Index

EAST PENN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three Months and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	2007	2006	2007	2006

Interest income
Interest and fee income on loans	$5,611	$5,234	$16,380	$14,795
Securities:
Taxable	515	565	1,609	1,838
Tax-exempt	229	219	708	566
Other	150	147	586	250
Total interest income	6,505	6,165	19,282	17,449

Interest expense
Deposits	2,772	2,337	8,222	5,939
Federal funds purchased and securities
sold under agreements to repurchase	63	33	161	198
Long-term debt	181	274	604	891
Junior subordinated debentures	136	136	408	408
Total interest expense	3,152	2,780	9,395	7,436

Net interest income	3,353	3,385	9,887	10,013

Provision for loan losses	135	90	270	299

Net interest income after
provision for loan losses	3,218	3,295	9,617	9,714

Other income
Customer service fees	399	412	1,173	1,189
Mortgage banking activities, net	34	29	123	97
Income from investment in life insurance	81	68	237	203
Net realized gains on sale of other real estate owned	-	14	-	14
Other income	65	76	286	306
Total other income	579	599	1,819	1,809

Other expense
Salaries and employee benefits	1,469	1,496	4,401	4,450
Occupancy	289	279	891	842
Equipment	217	218	639	655
Other operating expenses	1,027	780	2,693	2,346
Total other expense	3,002	2,773	8,624	8,293

Income before income taxes	795	1,121	2,812	3,230

Federal income taxes	84	221	411	651

Net income	$711	$900	$2,401	$2,579

Basic earnings per share	$0.11	$0.14	$0.38	$0.41

Diluted earnings per share	$0.11	$0.14	$0.38	$0.41

Cash dividends per common share	$0.12	$0.11	$0.24	$0.22

See Notes to Consolidated Financial Statements

Index

EAST PENN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended
September 30, 2007 and 2006
(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Treasury
(In thousands, except share and per share data)	Stock	Surplus	Earnings	Loss	Stock	Total

Balance, December 31, 2005	$4,133	$9,246	$12,192	$(880)	$(1,850)	$22,841
Comprehensive income:
Net income	-	-	2,579	-	-	2,579
Changes in net unrealized losses
on securities available
for sale, net of tax effect	-	-	-	(3)	-	(3)

Total comprehensive income						2,576

Compensation expense related
to stock options	-	14	-	-	-	14

Cash dividend of $0.22 per share	-	-	(1,387)	-	-	(1,387)

Balance, September 30, 2006	$4,133	$9,260	$13,384	$(883)	$(1,850)	$24,044

Balance, December 31, 2006	$4,134	$9,272	$14,417	$(812)	$(1,850)	$25,161
Comprehensive income:
Net income	-	-	2,401	-	-	2,401
Changes in net unrealized losses
on securities available for sale,
net of tax effect	-	-	-	85	-	85

Total comprehensive income						2,486

Exercise of 29,092 common stock
Options	18	215	-	-	-	233

Cash dividend of $0.24 per share	-	-	(1,514)	-	-	(1,514)

Balance, September 30, 2007	$4,152	$9,487	$15,304	$(727)	$(1,850)	$26,366

See Notes to Consolidated Financial Statements

Index

EASTPENN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Nine Months Ended
(In thousands)	2007	2006
CASH FLOWS from OPERATING ACTIVITIES
Net income	$2,401	$2,579
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	270	299
Provision for depreciation and amortization	670	658
Compensation expense for stock options	-	14
Net amortization/accretion of securities premiums and discounts	93	120
Net realized gain on sale of foreclosed real estate	-	(14)
Net realized gain from sale of held to maturity securities	-	(38)
Proceeds from sale of loans originated for sale	9,053	7,213
Net gain on sale of loans originated for sale	(123)	(97)
Loans originated for sale	(8,929)	(7,595)
Earnings on investment in life insurance	(237)	(203)
(Increase) decrease in accrued interest receivable
and other assets	(326)	220
Increase (decrease) in accrued interest payable
and other liabilities	(282)	629

Net Cash Provided by Operating Activities	2,590	3,785

CASH FLOWS from INVESTING ACTIVITIES
Decrease in interest bearing time deposits	-	500
Purchases of available for sale securities	(2,072)	(7,223)
Proceeds from maturities of and principal repayments
on available for sale securities	7,539	6,924
Proceeds from sale of available for sale securities	-	5,136
Proceeds from maturities of and principal repayments
on held to maturity securities	-	39
Proceeds from sale of held to maturity securities	-	1,037
Proceeds from the sale of other real estate	-	41
Net increase in loans	(14,745)	(21,889)
Net decrease in restricted stock	246	656
Purchase of bank premises and equipment	(63)	(1,348)
Investment in Berkshire Bank	(458)	-

Net Cash Used in Investing Activities	(9,553)	(16,127)

CASH FLOWS from FINANCING ACTIVITIES
Net increase in deposits	132	31,274
Net increase (decrease) in federal funds purchased and
securities sold under agreements to repurchase	4,911	(1,390)
Repayment of long-term borrowings	(5,000)	(10,000)
Proceeds from the exercise of stock options	233	-
Dividends paid	(1,514)	(1,387)

Net Cash Provided by (Used in) Financing Activities	(1,238)	18,497

Net Increase (Decrease) in Cash and Cash Equivalents	(8,201)	6,155

Cash and cash equivalents -Beginning	22,954	10,629

Cash and cash equivalents -Ending	$14,753	$16,784

SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid	$9,648	$6,852
Federal income taxes paid	$695	$540

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Other real estate acquired in settlement of loans	$60	-

See Notes to Consolidated Financial Statements

Index

EAST PENN FINANCIAL CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

Operating results for the nine-month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.	Proposed Plan of Merger with Harleysville National Corporation

On May 15, 2007, East Penn Financial Corporation and Harleysville National Corporation (“HNC”) signed a definitive agreement whereby East Penn Financial Corporation will merge with and into a subsidiary of HNC, and East Penn Financial Corporation’s wholly owned subsidiary, East Penn Bank will merge with and into HNC’s wholly owned subsidiary, Harleysville National Bank and Trust Company (“HNB”).

The total value of the transaction under the agreement at the time of its announcement was estimated at $92.7 million or approximately $14.50 per share of East Penn Financial Corporation stock.  However, actual value will depend on several factors, including the price of HNC stock, but will not be less than $13.52 per share ($86.3 million) or greater than $15.48 per share ($99.1 million).  Subject to the terms and conditions of the merger agreement, each shareholder of East Penn Financial Corporation may elect to receive either cash only or HNC shares only for each share of East Penn Financial Corporation stock.  An East Penn Financial Corporation shareholder may receive a combination of both in the aggregate for all East Penn Financial Corporation shares the shareholder owns subject to the election of other shareholders.  The amount of final per share consideration is based on a formula that is determined by the average per share value of HNC stock during the twenty day period ending eleven days prior to the closing.  The consideration is subject to election and allocation procedures designed to provide that the cash portion is $50,284,000, but in any event, not greater than 60% of the dollar value of the merger consideration.  The parties have agreed that the allocation of HNC common stock and cash will be such that the East Penn Financial Corporation shareholders will not recognize gain or loss for Federal income tax purposes on those East Penn Financial Corporation shares that are

Index

exchanged for HNC common stock in the merger.

The acquisition, which was approved by state and federal regulatory agencies was approved by the shareholders of East Penn Financial Corporation at a special meeting held on November 1, 2007. The effective date of the merger is expected to occur on or about November 16, 2007.

As part of the agreement, East Penn Bank will become a division of HNC and will operate under the “East Penn Bank” name and logo.  In addition nine of HNC’s existing branches located in and about East Penn Bank’s serving community will also be transferred to the East Penn division.  Pursuant to the merger agreement, HNC and East Penn Financial Corporation agreed that Brent L. Peters, Chairman of the Board, President and Chief Executive office of East Penn Financial Corporation, will continue with HNC upon the closing of the merger, as an executive officer and President of the East Penn Bank division and a member of the HNC and HNB boards of directors.

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

Index

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

Effective March 22, 2007, Berkshire Bancorp, Inc. initiated a two-phase stock offering that ended August 31, 2007.  On August 31, 2007, the Company subscribed to purchase 45,614 shares at $10 per share under this stock offering.  The transaction settled on September 4, 2007.  As part of this offering, the Company also received one five-year non-detachable common stock purchase warrant for each share purchased.    On September 27, 2007, the Company purchased 256 additional shares at $10 per share as a result of the exercise of options by Berkshire Bancorp’s officers.  At September 30, 2007, the Company’s total investment in Berkshire Bancorp, Inc. was $2,608,000, represented by 435,027 shares, resulting in a 19.9 % aggregate ownership in consideration of the combined ownership of the Company, its directors and its officers.

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

4.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income applicable to common stock	$711,000	$900,000	$2,401,000	$2,579,000
Weighted-average common shares outstanding	6,315,756	6,304,262	6,309,305	6,304,262
Effect of dilutive securities, stock options	67,228	16,350	39,788	18,613

Weighted-average common shares outstanding
used to calculate diluted earnings per share	6,382,984	6,320,612	6,349,093	6,322,875
Basic earnings per share	$0.11	$0.14	$0.38	$0.41

Diluted earnings per share	$0.11	$0.14	$0.38	$0.41

Index

5.	Comprehensive Income

The components of other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Unrealized holding gains/(losses) on
available for sale securities	$1,029	$1,473	$129	$(5)
Less reclassification adjustment for
(gain)/loss included in net income	-	-	-	-

Net unrealized losses	1,029	1,473	129	(5)
Tax effect	(350)	(500)	(44)	2

Net of tax amount	$679	$973	$85	$(3)

6.	Stock Option Plan

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment (SFAS 123R), using the modified-prospective transition method.  Under this transition method, compensation cost recognized in 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on a grant-date fair value estimated in accordance with the provisions of SFAS 123R.  No stock options were granted during the first nine months of 2007 and there were no unvested options as of December 31, 2006, which means there was no impact to earnings.  This compares with 2006 where 13,000 options to purchase common stock were granted to directors on May 18, 2006.  Since the options have a six-month vesting period, the Company had 13,000 stock options that were not fully vested as of September 30, 2006.  The related compensation costs totaled $19,000 and were recognized monthly on a straight-line basis through November 18, 2006, which was the end of the six-month vesting period.  The Company’s earnings before income taxes for the three and nine months ended September 30, 2006 were $10,000 and $14,000, respectively, lower due to the adoption of SFAS 123R.

7.	Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit that are written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  The Bank had $6,199,000 in standby letters of credit as of September 30, 2007.  Management believes that the proceeds obtained through liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2007 for guarantees under standby letters of credit is not material.

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

Index

penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  The interpretation is effective for fiscal years beginning after December 15, 2006.  The Company’s consolidated financial statements were not significantly impacted from this new pronouncement.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  The Company is currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on its consolidated financial position, results of operations and cash flows.

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

In February 2007,  the FASB issued Staff Position (“FSP”) FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides”.  This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.  The

Index

conforming amendments in this FSP shall be applied upon adoption of SFAS No. 158.  The adoption of FSP FAS 158-1 did not have a material impact on our consolidated financial statements or disclosures.

Index

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2007

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

OVERVIEW

Net income for the nine months ended September 30, 2007 was $2,401,000 as compared with net income of $2,579,000 for the nine months ended September 30, 2006.  The $178,000, or 6.9% decrease in earnings is attributable to a decline in net interest income and an increase in other non-interest expenses due to incurring merger related expenses.  On a basic and dilutive earnings per share basis, net income per share for the nine months ended September 30, 2007 was $0.38 per share as compared with $0.41 per share for the same period in 2006.

Net income as a percentage of average assets on an annualized basis, also known as return on average assets, decreased to 0.73% for the first nine months of 2007 from 0.84% for the first nine months of 2006 as a result of asset growth of 3.40% since the end of the third quarter of 2006 to the end of the third quarter of 2007.  Net income as a percentage of total average stockholders’ equity on an annualized basis, also known as return on average equity, was 12.69% and 15.21% for the first nine months of 2007 and 2006, respectively.  The decrease in both ratios is also attributable to the decline in net income.

During the first nine months of 2007, the Company’s assets increased $966,000, or 0.2%, to $440,418,000 as of September 30, 2007 as compared with $439,452,000 as of December 31, 2006.  The

Index

increase in assets since the 2006 year end is attributable to loan growth of $14,566,000, or 4.5%, which was offset by declines of $10,163,000 in overnight federal funds sold and $5,431,000 in securities available for sale.  The decline in federal funds sold was due to funding loan growth and paying off maturing other  borrowed funds.  The decline in securities available for sale was attributable to scheduled investment maturities and amortization.  The Company’s prime funding sources included deposits, which increased $132,000, or 0.04% from the 2006 year end and securities sold under agreements to repurchase, which grew $4,911,000, or 72.8%.  The growth in total deposits and securities sold under agreements to repurchase during the first nine months of 2007 was 6.3% higher than their growth during the same period in 2006 as a result of the Bank’s continued focus to offer attractive products at competitive interest rates.

RESULTS OF OPERATIONS

Net Interest Income

For the three months ended September 30, 2007, total interest income increased $340,000, or 5.1%, to $6,505,000 as compared with $6,165,000 for the three months ended September 30, 2006.  This increase is due to loan growth, which is the Company’s highest yielding asset, and increased yields on total interest earning assets.

Total interest expense increased by $372,000, or 13.4%, to $3,152,000 for the three months ended September 30, 2007 from $2,780,000 for the three months ended September 30, 2006.   This increase is attributable to deposit growth, higher volume of securities sold under agreements to repurchase and the increased costs associated with attracting and maintaining deposits and securities sold under agreements to repurchase during a period of interest rate uncertainties.

Net interest income decreased by $32,000, or 1.0%, to $3,353,000 for the three months ended September 30, 2007 from $3,385,000 for the three months ended September 30, 2006.

For the nine months ended September 30, 2007, total interest income increased $1,833,000, or 10.5%, to $19,282,000, as compared with $17,449,000 for the nine months ended September 30, 2006.  This increase was attributable to a higher yield from interest earning assets, which increased to 6.46% (on a fully tax equivalent basis) for the first nine months of 2007 from 6.30% (on a fully tax equivalent basis) for the first nine months of 2006.  In addition, average interest-earning assets increased 8.3% to $415,073,000 for the first nine months of 2007, from $383,423,000 for the same period in 2006.  The growth in average interest-earning assets was primarily attributable to an increase in loans and an increase in the level  of overnight federal funds sold.

           Total interest expense increased by $1,959,000, or 26.3%, to $9,395,000 for the nine months ended September 30 2007, from $7,436,000 for the nine months ended September 30, 2006.  This increase was attributable to growth in average interest bearing liabilities, which increased $55,935,000, or 16.4% in comparing September 30, 2007 with September 30, 2006.  In addition, the need to increase interest rates to maintain and attract deposits affected cost of funds, which increased to 3.16% for the nine months ended September 30, 2007 from 2.91% for the same period in 2006.

The resulting net interest income decreased by $126,000, or 1.3%, to $9,887,000 for the nine months ended September 30, 2007 from $10,013,000 for the nine months ended September 30, 2006.  The increase in total interest income was more than offset by an increase in interest expense, which contributed to net interest margin compression as competitive deposit pricing increased funding costs faster then earning asset yields grew.  The increase in cost of funds was due to an increase in the interest rates paid on deposits as a means of ensuring that the Bank remained competitive in its market.  Increased interest rates not only resulted in deposit growth but effected a change within the composition of the Bank’s deposits, where there was a shifting of funds being invested into deposit products with higher interest rates, such as certificates of deposit.  Securities sold under agreements to repurchase also increased when comparing 2007 with 2006.  While the cost associated with deposits has increased since last year, deposits were and continue to be a more cost effective source of funding asset growth as compared with other types of funding sources, such as borrowings, which the Bank has made efforts to reduce.  This strategy has allowed management to better control funding costs and minimize significant compression to its net interest spread and margin.  For

Index

the first nine months of 2007, the net interest spread (on a fully tax equivalent basis) decreased 9 basis points to 3.30% from 3.39% for the first nine months in 2006, while the net interest margin (on a fully tax equivalent basis) decreased 27 basis points to 3.44% for the nine-month period ending September 30, 2007 from 3.71% for the nine-month period ending September 30, 2006.  However, the success of the Bank’s efforts to manage this compression is evidenced by the increase in the net interest margin for the third quarter of 2007, which was 3.46% as compared with the net interest margin of 3.42% for the second quarter of 2007 and 3.43% for the first quarter of 2007.

Provision for Loan Losses

Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level management considers adequate to absorb credit losses inherent in the loan portfolio.  Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance.

The provision for loan losses was $135,000 for the three months ended September 30, 2007 compared with $90,000 for the three months ended September 30, 2006.  The increase in this quarter’s provision was due to the Bank’s charge-off of $33,000 in credit card balances, which was completed as part of the Bank’s sale of the credit card portfolio.  This compares with $5,000 in credit card balances that the Bank charged-off during the third quarter of 2006.

For the nine months ended September 30, 2007, the provision for loan losses was $270,000, a decrease of $29,000 compared with $299,000 for the nine months ended September 30, 2006.  The decrease in the provision is attributable to management’s ongoing efforts to ensure the high quality of the loan portfolio as represented by the level of non-performing assets and loans subject to review or regulatory classification.

The allowance for loans losses represented 1.01% of total loans at September 30, 2007, compared with 1.01% as of December 31, 2006 and 1.03% as of September 30, 2006.  Management performs ongoing assessments of the loan loss reserve in relation to loan portfolio growth, changes in the loan portfolio’s composition, credit exposure to individual borrowers, overall trends in the loan portfolio and other relevant factors.  Based upon these factors, management believes that as of September 30, 2007, the reserve is reasonable and sufficient to support the increased loan growth in light of the strong asset quality as supported by the ratios reflected in the Asset Quality Ratios table on page 19.

Other Income

For the three months ended September 30, 2007, other income of $579,000 decreased $20,000, or 3.3%, from $599,000 for the three months ended September 30, 2006.  Contributing to this decrease was a $13,000 decline in customer service fees, a decline of $14,000 in income associated with the sale of other real estate owned since no such transaction occurred in 2007 and a $10,000 decline in other income.  This was offset by increases of $5,000 in fee income from mortgage banking activities and a $12,000 increase associated with an increase in the cash surrender value of the Bank’s investment in life insurance.

Other income for the nine months ended September 30, 2007 increased $10,000, or 0.6%, to $1,819,000 from $1,809,000 for the nine months ended September 30, 2006.  This increase was attributable to a $26,000 increase in income from mortgage banking activities and a $34,000 increase in income from the investment in life insurance.  These increases were offset by a $16,000 decline in customer service fees, a decrease of $20,000 in other income and a decline of $14,000 in income from the sale of other real estate owned transactions for which there were none in 2007.

Other Expenses

Other expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of the Company, increased to $3,002,000 for the third quarter of 2007 from $2,773,000 for the third quarter of 2006.  The $229,000, or 8.3%, increase is not only due to the Company’s continued

Index

growth, but is mostly attributable to expenses associated with the proposed merger with Harleysville National Corporation.

Salaries and employee benefit expenses, which make up the largest component of other expenses, decreased $27,000, or 1.8%, to $1,469,000 for the third quarter of 2007 from $1,496,000 for the third quarter in 2006.  The decrease is the result of not replacing employees who left the Company’s employment.

Occupancy expenses increased $10,000, or 3.6%, to $289,000 for the three months ended September 30, 2007 from $279,000 for the three months ended September 30, 2006.  The increase is due to the costs associated with normal expenses incurred to maintain all of the Company’s branch and office locations.

Equipment expense decreased $1,000, or 0.5%, to $217,000 for the three months ended September 30, 2007 from $218,000 for the three months ended September 30, 2006.  This decrease is due to management’s efforts to control operating expenses.

Other operating expenses during the third quarter of 2007 increased $247,000, or 31.70%, to $1,027,000 from $780,000 during the third quarter of 2006.  The increase is primarily associated with incurring $296,000 in expenses during the third quarter of 2007 relating to the pending merger.

Other expenses increased to $8,624,000 for the nine months ended September 30, 2007 from $8,293,000 for the nine months ended September 30, 2006.  The $331,000, or 4.0%, increase is due to the merger related expenses the total of which was partially offset by the Company’s ongoing efforts to manage overall efficiencies, particularly in light of the compression of its net interest spread and margin.

For the first nine months of 2007, salaries and employee benefit expenses decreased $49,000, or 1.1%, to $4,401,000 from $4,450,000 for the first nine months of 2006.  The decrease is attributable to attrition, where certain staff positions have not been replaced when employees have left the Bank.

Occupancy expenses increased $49,000, or 5.8%, to $891,000 as of September 30, 2007 from $842,000 as of September 30, 2006.  The increase was attributable to a rise in normal occupancy costs.

Equipment expense decreased $16,000, or 2.4%, to $639,000 for the nine months ended September 30, 2007 from $655,000 for the nine months ended September 30, 2006.  This decrease was the result of a reduction in expenses associated with the normal depreciation of fixed assets.  In addition, because facilities expansion has slowed as compared with the prior year, there has not been a need to purchase additional fixed assets to equip any new facilities.

Other operating expenses increased $347,000, or 14.8%, to $2,693,000 for the nine months ended September 30, 2007 from $2,346,000 for the nine months ended September 30, 2006.  This increase was attributable to $555,000 in merger related expenses that were incurred during the first nine months of 2007.  The Company’s ongoing efforts to improve efficiencies through the elimination or reduction of other operating expenses were a benefit that mitigated the full impact of the total merger expenses.

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

Income Taxes

Income tax expense was $84,000 for the three months ended September 30, 2007, a decrease of

Index

$137,000, or 62.0%, compared with $221,000 for the three months ended September 30, 2006.  The decline in the tax expense was attributable to a decline of $326,000, or 29.1%, in net income before taxes in the third quarter of 2007 as compared with 2006 in addition to an increased level of tax exempt income.  The decline is also attributable to a change in the expected effective tax rate between the second and third quarters of 2007.

For the nine months ended September 30, 2007, the tax provision was $411,000 compared with $651,000 for the nine months ended September 30, 2006.  The decrease of $240,000, or 36.9%, was due to a reduction in the Company’s effective tax rate to 15% at September 30, 2007 from 20% at September 30, 2006.  The reduction in the Company’s effective tax rate was the result of a larger proportion of the Company’s income being derived from tax-exempt interest and Bank owned life insurance.  The effective tax rate continues to be less than the statutory Federal tax rate of 34%.  The difference between the statutory and effective tax rates primarily reflects the tax-exempt status of interest income earned from obligations of state and political subdivisions and the increase in the cash surrender value of bank owned life insurance.

Net Income

Net income for the three months ended September 30, 2007 was $711,000, a decrease of $189,000, or 21.0%, compared with $900,000 for the three months ended September 30, 2006.  The decrease in net income is the result of a decrease of $32,000 in net interest income, a decrease of $20,000 in other income, an increase of $45,000 in the provision for loan losses and an increase of $229,000 in other expenses.  Offsetting this was a decrease of  $137,000 in the income tax provision.   The decrease in the level of net income impacted basic and diluted earnings per share which were $0.11 per share for the three months ended September 30, 2007 as compared with $0.14 per share for the three months ended September 30, 2006.

Net income for the nine months ended September 30, 2007 was $2,401,000, a decrease of $178,000, or 6.9%, compared with $2,579,000 for the nine months ended September 30, 2006.  The decrease in net income was attributable to a decrease of $126,000 in net interest income and an increase of $331,000 in other expenses offset by an increase of $10,000 in other income, a decline of $29,000 in the provision for loan losses and a decrease of $240,000 in the provision for income taxes.  Basic and diluted earnings per share for the nine months ended September 30, 2007 were $0.38 per share as compared with $0.41 per share for the same period in 2006.

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

As of September 30, 2007, all of the securities in the portfolio were classified as available for sale, with new purchases placed in this category.  Securities in the available for sale category are accounted for at fair value with unrealized appreciation or depreciation, net of tax, reported as a separate component of stockholders’ equity.  The Company periodically evaluates the securities portfolio to determine if any decline in the fair values of securities are other than temporary.  If such a decline was deemed to be other than temporary, the Company would write down the security to its fair value through a charge to current period operations.  As of September 30, 2007, there were no securities in the portfolio whose values were deemed to be other than temporarily impaired.  At the time when the Company had securities categorized as held to maturity, they were accounted for at amortized cost.  The Company invests in securities for the cash flow and yields they produce and not to profit from trading.  The Company holds no trading securities in its

Index

portfolio, and the securities portfolio contained no high risk securities or derivatives as of September 30, 2007.

The securities portfolio at September 30, 2007 was $64,961,000, compared to $70,392,000 at December 31, 2006, a decrease of $5,431,000, or 7.7%.  The decrease is the result of principal repayments, the proceeds of which were reinvested in the funding of loans.  The carrying value of the available for sale portion of the portfolio at September 30, 2007 includes an unrealized loss of ($1,102,000) (reflected as an accumulated other comprehensive loss of ($727,000) in stockholders’ equity, net of a deferred income tax asset of $375,000).  This compares with an unrealized loss at December 31, 2006 of ($1,231,000) (reflected as an accumulated other comprehensive loss of  ($812,000) in stockholders’ equity, net of a deferred income tax asset of  $419,000).

Loans

The loan portfolio comprises the major component of the Company’s earning assets and generally is the highest yielding asset category.  Gross loans receivable, net of unearned fees and origination costs, increased $14,566,000, or 4.5%, to $337,366,000 at September 30, 2007 from $322,800,000 at December 31, 2006.  In comparing the third quarter of 2007 with the third quarter of 2006, gross loans increased $22,226,000, or 7.1%.  Gross loans represented 90.5% of total deposits at September 30, 2007 as compared with 86.6% at December 31, 2006.  Loan growth continued to be significant in commercial lending, consisting of commercial real estate and commercial and industrial loans with a specific focus on municipal/tax-free loans.  Outstanding retail loans have grown as well, although to a lesser extent than commercial loans.  While residential mortgage lending remains active, it is not as robust as it was in prior years when mortgage interest rates were lower than they are now.  The Bank selectively sells mortgage loans into the secondary market in order to effectively manage long-term interest rate risk.

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

The allowance for loan losses at September 30, 2007 and December 31, 2006 was $3,409,000 and $3,258,000, respectively, compared to $3,235,000 at September 30, 2006.   Although less of a provision for loan losses was recorded during the first nine months of 2007 as compared with the same period in 2006, there was an increase in the total allowance since the provision exceeded net charge-offs.  The allowance increased in consideration of the growth in the loan portfolio and the shift in the loan mix, where there has been continued growth in commercial loans, which generally carry a higher level of credit risk.  At September 30, 2007, the allowance for loan losses represented 1.01% of the gross loan portfolio, compared with 1.01% at December 31, 2006.  This compares to 1.01% at September 30, 2006.  At September 30, 2007, in consideration of the strong asset quality, management believes that the allowance for loan loss reserve is at an acceptable level given current economic conditions, interest rates and the composition  of the loan portfolio.

Index

The following table details the activity, which occurred in the allowance for loan losses over the first nine months of 2007 and 2006.

Analysis of Allowance for Loan Losses (Dollars in thousands)
	Nine Months Ended
	9/30/2007	9/30/2006
Balance, beginning of year	$3,258	$3,072
Provision charged to operating expense	270	299
Charge-offs:
Commercial	(26)	-
Real estate	(45)	(90)
Consumer	(129)	(70)
Total charge-offs	(200)	(160)

Recoveries:
Commercial	-	3
Real estate	65	1
Consumer	16	20
Total recoveries	81	24

Net (charge-offs) recoveries	(119)	(136)
	$3,409	$3,235

Net (charge-offs) recoveries to average net loans	(0.04%)	(0.06%)

Note: Bank’s loan portfolio is entirely domestic

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

The following table summarizes pertinent asset quality ratios at September 30, 2007 and December 31, 2006.

Asset Quality Ratios	9/30/07	12/31/06
Non-accrual loans (1) /Total loans	0.32%	0.13%
Non-performing assets (1) /Total loans	0.39%	0.13%
Net charge-offs/Average loans	0.04%	0.07%
Allowance/Total loans (2)	1.01%	1.01%
Allowance/Non-accrual loans (1)	318.90%	759.44%
Allowance/Non-performing loans (1)	261.23%	752.42%

 (1)  -   Non-performing assets of $1,305,000 as of September 30, 2007 and $433,000 as of December 31, 2006 include non-accrual loans of $1,069,000 at September 30, 2007 and $429,000 at December 31, 2006.  The increase in non-performing assets at September 30, 2007 is attributable to the addition of one secured commercial credit to non-accrual loans.

(2) - Net charge-offs are on an annual basis.

   The Company had no other real estate owned as acquired through foreclosure as of September 30, 2007 and December 31, 2006.

           Loan concentrations are considered to exist when the total amount of loans to any one or a multiple number of borrowers engaged in similar activities or having similar characteristics exceeds 10% of loans

Index

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

The Company had $8,025,000 and $7,788,000 in BOLI as of September 30, 2007 and December 31, 2006, respectively.  Although the BOLI is an asset that may be liquidated, it is the Company’s intention to hold this pool of insurance because it provides tax-exempt income that lowers the Company’s tax liability, while enhancing its overall capital position.

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

Effective March 22, 2007, Berkshire Bancorp, Inc. initiated a two-phase stock offering that ended August 31, 2007.  On August 31, 2007, the Company subscribed to purchase 45,614 shares at $10 per share under this stock offering.  The transaction settled on September 4, 2007.  As part of this offering, the Company

Index

also received one five-year non-detachable common stock purchase warrant for each share purchased.    On September 27, 2007, the Company purchased 256 additional shares at $10 per share as a result of the exercise of options by Berkshire Bancorp’s officers.  At September 30, 2007, the Company’s total investment in Berkshire Bancorp, Inc. was $2,608,000, represented by 435,027 shares, resulting in a 19.9 % aggregate ownership in consideration of the combined ownership of the Company, its directors and its officers.

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

Deposits

Deposits are the major source of the Company’s funds for lending and investment purposes.  Total deposits at September 30, 2007 were $372,763,000, an increase of $132,000, or 0.04%, from total deposits of $372,631,000 at December 31, 2006.  There was a shift in the deposit composition where non-interest bearing deposits decreased $2,041,000 since the 2006 year end while interest bearing deposits increased $2,173,000.  This impacted the cost of deposits, which increased to 3.36% as of September 30, 2007 from 2.86% as of December 31, 2006 and 3.01% as of September 30, 2006.

Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase increased $4,911,000, or 72.8%, to $11,660,000 at September 30, 2007 from $6,749,000 at December 31, 2006.  The increase was attributable to rate-driven customers who found that they could earn a higher rate of interest on this product as compared with deposits.  Securities sold under agreements to repurchase generally mature in one business day and roll over under a continuing contract.

Short-Term Borrowings

There were no short-term borrowings in the form of overnight federal funds purchased as of September 30, 2007 and December 31, 2006.  The Bank has a $5,000,000 federal funds line of credit with its main correspondent bank, Atlantic Central Bankers Bank, Camp Hill, Pennsylvania (“ACBB”) as well as a short-term/overnight line of credit of $35 million with the Federal Home Loan Bank of Pittsburgh (“FHLB”), which is part of its overall maximum borrowing capacity of $136,344,000.

Long-Term Debt and Borrowing Capacity

There were $19 million outstanding in fixed rate term loans with the FHLB at September 30, 2007, a reduction of $5 million from the $24 million that was outstanding at December 31, 2006.  The $19 million borrowing is comprised of the following fixed rate borrowings (dollars in thousands):

Maturity	Amount	Rate

November 28, 2007	$7,000	3.43%
May 5, 2008	5,000	4.03%
November 28, 2008	7,000	3.78%

Total	$19,000	3.72	% weighted average

The Bank has generally used long-term borrowings to fund growth.  This strategy has helped the Bank to manage its cost of funds by allowing it to lock into fixed rates, at a time when interest rates were at their historic lowest levels.

Index

The Bank has a total maximum borrowing capacity for both short and long-term borrowings of approximately $136,344,000 with the FHLB, out of which $19 million represents fixed rate term loans that were outstanding at September 30, 2007, and resulted in an unused borrowing capacity of $117,344,000.

Mandatory Redeemable Capital and Junior Subordinated Debentures

As of September 30, 2007, the Company had $8,248,000 outstanding in junior subordinated debentures, which were issued on July 31, 2003 to investors as capital trust pass-through securities by East Penn Statutory Trust I (“Trust”), a Connecticut statutory business trust and non-consolidated wholly owned subsidiary of the Company.  The securities have a fixed rate of 6.80% through September 17, 2008.  The capital securities are redeemable by the Company on or after September 17, 2008, at par, or earlier, if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise.  The capital securities must be redeemed upon final maturity of the subordinated debentures on September 17, 2033.  Proceeds totaling $4.3 million were contributed to the capital at the Bank.  The remaining proceeds in the amount of $3.9 million were used to invest in Berkshire Bank, a de novo bank, the repurchase of the Company’s common stock and other business purposes.  The Company chose to utilize the multi-issuer trust preferred alternative, which proved to be a less expensive and more flexible source of regulatory capital.

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

Liquidity from asset categories is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which were $14,753,000 at September 30, 2007, compared to

Index

$22,954,000 at December 31, 2006.  This decrease was due to a decline in overnight federal funds sold, a portion of which were used to fund loan growth.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital.  At September 30, 2007, there was $27,290,000 in liquid securities as compared with $45,328,000 at December 31, 2006.  Liquid securities decreased $18,038,000 since year-end as a result of the need to pledge additional securities to collateralize the increase in securities sold under agreements to repurchase and public fund deposits.

Liability liquidity sources include attracting deposits at competitive rates.  Deposits at September 30, 2007 were $372,763,000, compared to $372,631,000 at December 31, 2006.  In addition, the Bank has available lines of credit with its main correspondent banks, ACBB, for $5,000,000 and the FHLB for $136,344,000, both of which are reliable sources for short and long-term funds.

The Company’s consolidated financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk.  Off-balance sheet arrangements are discussed in detail below.

Management is of the opinion that its liquidity position, at September 30, 2007, is adequate to respond to fluctuations “on” and “off” the balance sheet.  In addition, management knows of no trends, demands, commitments, events or uncertainties that may result in, or that are reasonably likely to result in the Company’s inability to meet anticipated or unexpected liquidity needs.

Contractual Obligations

The Company has various financial obligations that may require future cash payments.  These obligations include the payment of liabilities recorded on the consolidated balance sheet as well as contractual obligations for purchase commitments and operating leases.  The following table represents the Company’s contractual obligations, by type, that are fixed and determined at September 30, 2007.

	CONTRACTUAL OBLIGATIONS

	September 30, 2007
	Less Than			Over
	1 Year	1 – 3 Years	3 – 5 Years	5 Years	Total
	(in thousands)

Time deposits	$139,241	$50,431	$1,209	$159	$191,040
Long-term debt	12,000	7,000	-	-	19,000
Junior subordinated
debentures	-	8,248	-	-	8,248
Nonqualified supplemental
executive retirement plan	108	91	68	198	465
Premises commitments	850	-	-	-	850
Operating leases	250	455	388	727	1,820
Total	$160,697	$57,977	$1,665	$1,084	$221,423

Off-Balance Sheet Arrangements

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business.  These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made in accordance with the same standards as on-balance sheet instruments.  Unused commitments at September 30, 2007 were $105,140,000, which consisted of $62,897,000 in unfunded commitments to existing loans, $24,484,000 to grant new loans, $11,560,000 in unused lines for overdraft privilege and $6,199,000 in letters of credit.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not present a liquidity risk to the Company.   Management believes that any amounts

Index

actually drawn upon can be funded in the normal course of operations.  The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Capital

The following table presents the risk-based and leverage capital amounts and ratios at September 30, 2007 for the Company and the Bank.
	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2007:
Total capital (to risk-weighted assets):
Company	$38,489	10.9%	$	≥28,386	≥8.0%	N/A	N/A	%
Bank	35,016	10.0		≥28,120	≥8.0	$ ≥35,150	≥10.0
Tier 1 capital (to risk-weighted assets):
Company	35,080	9.9		≥14,193	≥4.0	N/A	N/A
Bank	31,607	9.0		≥14,060	≥4.0	≥21,090	≥ 6.0
Tier 1 capital (to average assets):
Company	35,080	7.9		≥17,732	≥4.0	N/A	N/A
Bank	31,607	7.2		≥17,608	≥4.0	≥22,010	≥ 5.0

The capital ratios presented continue to remain at levels, which are considered to be “well-capitalized” as defined by regulatory guidelines, with the exception of the Bank’s total risk based capital.  The amount of the Bank’s total risk based capital at September 30, 2007 was $35,016,000, which is $134,000 lower than the $35,150,000 which is the amount the Bank needed in order to be considered well-capitalized in this category.  The decline in the Bank’s retained earnings as a result of incurring merger related expenses impacted the Bank’s risk based capital causing it to be lower than the well capitalized level.

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

Restrictions under Section 202e of the Pennsylvania Banking Code of 1965 are placed on the size of a Bank’s investment in fixed assets as a percentage of equity.  Presently, the Bank exceeds the allowable limit of 25% of equity, as defined by the Pennsylvania Department of Banking.  The Bank’s fixed assets as a percentage of equity decreased to 34.01% at September 30, 2007 as compared with 40.16% at September 30, 2006.  The drop in the ratio was due to there not being any major purchases as well as the decline in the balance of total fixed assets, which decreased as a result of normal depreciation.  Further impacting the decline in this ratio was the increase in total equity from the retention of earnings.  Since this ratio exceeds the allowable limit, the Bank generally contacts the Department of Banking to obtain the Department’s approval before acquiring a fixed asset that is of a material dollar amount.  Compliance with the allowable fixed asset limit of this section of the Banking Code is expected to occur through normal depreciation adjustments and retention of earnings.

Index

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

Item 4.

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

As of September 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic filings.

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

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report.

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held a special meeting of shareholders on November 1, 2007 at the Allen Organ Company located at 3370 Route 100, Macungie, PA 18062.  The Judges of Election reported that the results of the balloting revealed that holders of 4,974,919 shares of common stock, representing 78.5% of the total number of shares outstanding, were represented in person or by proxy at the special meeting of shareholders.

The following outlines the items voted on at the meeting as well as the votes cast for, against and abstained.

I.
Approval and adoption of the merger agreement dated May 15, 2007 among East Penn Financial Corporation, East Penn Bank and Harleysville National Corporation, as amended, and consummation of the transaction contemplated thereby.

For	Against	Abstain
4,759,483	204,586	10,850

II.	To adjourn or postpone the meeting if necessary to permit further solicitation of proxies.

For	Against	Abstain
4,480,731	399,607	94,581

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

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

Index

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

10.8	Amendment to Executive Employment Agreement between East Penn Bank and Brent L. Peters, dated July 21, 2006, is incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed August 1, 2006.

11	Statement re: Computation of per share earnings is incorporated by reference herein to Note 4 on page 9 of this Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/15d-15(e).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/15d-15(e).

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST PENN FINANCIAL CORPORATION (Registrant)

By:	/s/ Brent L. Peters
Brent L. Peters
Chairman of the Board, President and Chief
Executive Officer
(Principal Executive Officer)

Date: November 6, 2007

By:	/s/ Theresa M. Wasko
Theresa M. Wasko
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 6, 2007

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

10.8	Amendment to Executive Employment Agreement between East Penn Bank and Brent L. Peters, dated July 21, 2006, is incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed August 1, 2006.

11	Statement re: Computation of per share earnings is incorporated by reference herein to Note 4 on page 9 of this Form 10-Q.

31.1         Certification of Chief Executive Officer pursuant to Rule 13a-15(e)/15d-15(e).

Index

31.2         Certification of Chief Financial Officer pursuant to Rule 13a-15(e)/15d-15(e).

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes Oxley Act of 2002.